Form 10-Q
period 2017-06-30
YogaWorks, Inc.
filed 2017-09-22
CIK 1703497

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____  to ____

Commission File Number: 001-38151

YogaWorks, Inc.

(Exact Name of Registrant as Specified in its Charter)

Delaware	47-1219105
( State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5780 Uplander Way

Culver City, CA 90230

(Address of principal executive offices)

Registrant’s telephone number, including area code: (310) 664-6470

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☐    No  ☑

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☑    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a small reporting company)	Small reporting company	☑

Emerging growth company	☑

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

As of September 22, 2017, the registrant had 16,403,378 shares of common stock, $0.001 par value per share, outstanding.

YogaWorks, Inc.

Condensed Consolidated Balance Sheets (Unaudited)

	As of June 30, 2017	As of December 31, 2016
Assets
Current assets
Cash and cash equivalents	$3,547,025	$1,912,421
Inventories, net	878,589	948,194
Prepaid expenses and other current assets	1,913,317	1,318,137
Total current assets	6,338,931	4,178,752
Property and equipment, net	7,653,492	8,552,674
Intangible assets, net	22,654,589	25,654,823
Goodwill	17,746,570	17,746,570
Other non-current assets	1,057,299	1,015,079
Total assets	$55,450,881	$57,147,898

Liabilities, Redeemable Preferred Stock and Stockholders’ Equity/(Deficit)
Current liabilities
Accounts payable and accrued expenses	$1,807,265	$1,162,675
Accrued compensation	1,399,703	1,504,034
Current portion of long-term debt, net of debt issuance costs	6,537,007	418,750
Deferred revenue	5,101,146	4,593,076
Convertible note due to related party	3,267,905	—
Current portion of deferred rent	124,817	192,569
Total current liabilities	18,237,843	7,871,104
Deferred rent, net of current portion	2,599,932	2,471,734
Deferred tax liability	104,401	59,536
Convertible note due to related party	—	11,634,592
Long-term debt, net of current portion and debt issuance costs	—	6,350,320
Total liabilities	20,942,176	28,387,286
Commitments and Contingencies (Note 11)
Redeemable preferred stock, Redeemed and converted as of June 30, 2017. $0.001 par value; 10,000 shares authorized, issued and outstanding at December 31, 2016; Liquidation Preference $61,392,824 at December 31, 2016 (Note 7)	—	61,392,824

Stockholders’ equity (deficit)
Common stock at June 30, 2017, $0.001 par value; 14,131,017 shares authorized and 8,909,078 shares issued and outstanding and $0.001 par value; 100,000 shares authorized and 74,559 shares issued and outstanding at December 31, 2016 (Note 6)	8,909	75
Additional paid in capital	75,259,516	67,187
Accumulated deficit	(40,759,720)	(32,699,474)
Total stockholders’ equity (deficit)	34,508,705	(32,632,212)
Total liabilities, redeemable preferred stock, and stockholders’ equity (deficit)	$55,450,881	$57,147,898

See accompanying notes to condensed consolidated financial statements.

YogaWorks, Inc.

Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net revenues	$12,493,461	$13,330,076	$26,483,555	$28,421,723
Cost of revenues and operating expenses
Cost of revenues	4,805,637	5,283,949	9,934,389	10,602,309
Center operations	5,583,228	5,532,241	11,269,866	11,094,949
General and administrative expenses	4,094,443	2,725,056	7,104,829	5,903,352
Depreciation and amortization	2,167,877	2,227,145	4,369,462	4,407,562
Total cost of revenues and operating expenses	16,651,185	15,768,391	32,678,546	32,008,172
Loss from operations	(4,157,724)	(2,438,315)	(6,194,991)	(3,586,449)
Interest expense, net	248,874	390,265	810,506	781,181
Net loss before provision for income taxes	(4,406,598)	(2,828,580)	(7,005,497)	(4,367,630)

Provision for income taxes	41,107	3,882	59,006	10,625
Net loss	(4,447,705)	(2,832,462)	(7,064,503)	(4,378,255)
Less preferred rights dividend on redeemable preferred stock	—	(1,153,557)	(995,743)	(2,284,556)
Net loss attributable to common stockholders	$(4,447,705)	$(3,986,019)	$(8,060,246)	$(6,662,811)

Basic and diluted net loss per share attributable to common stockholders	$(0.50)	$(54.18)	$(1.66)	$(91.08)

Weighted-average number of shares used in calculating loss per share attributable to common stockholders (Note 8):
Basic and diluted common shares	8,908,188	73,570	4,857,160	73,155

See accompanying notes to condensed consolidated financial statements.

YogaWorks, Inc.

Condensed Consolidated Statements of Redeemable Preferred Stock (Unaudited)

	Redeemable Preferred Stock
	Shares	Amount
Balance, December 31, 2016	10,000	$61,392,824
Preferred rights dividend on redeemable preferred stock		995,743
Redeemed and preferred stock conversion (Note 7)	(10,000)	(62,388,567)
Balance, June 30, 2017	—	$—

See accompanying notes to condensed consolidated financial statements.

YogaWorks, Inc.

Condensed Consolidated Statements of Stockholders’ Equity (Deficit) (Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
Balance, December 31, 2016	74,559	$75	$67,187	$(32,699,474)	$(32,632,212)
Conversion of redeemable preferred stock	7,425,388	7,425	62,381,142	—	62,388,567
Conversion of convertible note	1,407,632	1,408	11,824,366	—	11,825,774
Beneficial conversion feature	—	—	147,877	—	147,877
Redeemable preferred stock dividends	—	—	—	(995,743)	(995,743)
Issuance of common stock	1,499	1	13,799	—	13,800
Stock-based compensation	—	—	825,145	—	825,145
Net loss	—	—	—	(7,064,503)	(7,064,503)
Balance, June 30, 2017	8,909,078	$8,909	$75,259,516	$(40,759,720)	$34,508,705

See accompanying notes to condensed consolidated financial statements.

YogaWorks, Inc.

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended June 30, 2017	Six Months Ended June 30, 2016
Cash flows from operating activities
Net loss	$(7,064,503)	$(4,378,255)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4,369,462	4,407,562
Deferred tax	44,865	1,949
Paid-in-kind interest expense capitalized to convertible note	259,087	442,211
Change in value of beneficial conversion feature	147,877	—
Amortization of debt issuance cost	55,437	55,961
Stock-based compensation expense	825,145	18,508
Changes to operating assets and liabilities
Inventories	69,605	186,135
Prepaid expenses and other current assets	(595,180)	(354,312)
Other non-current assets	(42,220)	(28,948)
Accounts payable and accrued expenses	644,590	(567,307)
Accrued compensation	(104,331)	410,674
Deferred revenue	508,070	(891,192)
Deferred rent and other non-current liabilities	60,446	246,945
Net cash used in operating activities	(821,650)	(450,069)
Cash flows from investing activities
Purchases of property, equipment, and intangible assets	(470,046)	(1,502,488)
Tenant improvement allowances received	—	762,365
Net cash used in investing activities	(470,046)	(740,123)
Cash flows from financing activities
Principal payment on term loans	(87,500)	—
Principal payment on subordinated notes	(200,000)	—
Proceeds from issuance of convertible note	3,200,000	—
Proceeds from issuance of common stock	13,800	—
Net cash provided by financing activities	2,926,300	—
Increase (decrease) in cash and cash equivalents	1,634,604	(1,190,192)
Cash and cash equivalents, beginning of period	1,912,421	3,772,605
Cash and cash equivalents, end of period	$3,547,025	$2,582,413
Supplemental disclosure of cash flow information
Cash paid during the year for:
Interest paid	$277,151	$283,111
Supplemental disclosure of non-cash activities
Dividends on preferred redeemable stock accrued	$995,743	$2,284,556
Paid-in-kind interest expense capitalized convertible note	259,087	442,211
Conversion of convertible notes to equity	11,825,774	—
Conversion of preferred redeemable stock to equity	62,388,567	—

See accompanying notes to condensed consolidated financial statements.

YogaWorks, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

1.Organization and Basis of Presentation

General

YogaWorks, Inc., a Delaware corporation, and its wholly-owned subsidiaries (collectively referred to as “we”, “us”, “our”, and the “Company”) are primarily engaged in building and operating yoga studios. Our Company was formerly known as YWX Holdings, Inc. and changed our name to YogaWorks, Inc. on April 10, 2017. We operate under the brand name YogaWorks and Yoga Tree and primarily offer yoga classes, workshops, teacher training programs, and yoga-related retail merchandise across our studios. In addition to our studio locations, we offer online yoga instruction and programming through our MyYogaWorks.com web platform, which provides subscribers with a highly curated library of over 1,000 yoga classes.

Initial Public Offering

On August 16, 2017, we completed our initial public offering (“IPO”) whereby we sold 7,300,000 shares of our common stock registered at a price of $5.50 per share. Our shares of our common stock are traded on the NASDAQ Global Market. We received proceeds from our IPO of $37.6 million after deducting underwriters' discounts and commissions of $2.5 million, but before deducting offering costs of $2.1 million. Certain IPO- related costs at June 30, 2017 of $0.5 million were recorded as prepaid expenses and other current assets and were subsequently reclassified to additional paid-in capital.

Markets

We operate in regional markets across the U.S. As a result of the clustering of the studios in key geographic markets, and the flexibility offered to students to use different studios in a regional market, we do not report net revenues on an individual studio basis or report same studio sales. We prefer to analyze financial results on a regional market basis. Given the focus on acquisitions, we may acquire studios in an existing regional market to capture more regional market share which may take some market share from our existing studios.

As of June 30, 2017, we owned and operated 50 yoga studios in 6 regional markets. The following table illustrates the studio locations by regional market:

	Three Months Ended June 30,				Six Months Ended June 30,
	2017		2016		2017		2016
Regional Market	Number of Studios(1)	Percentage of Net Revenues(2)	Number of Studios(1)	Percentage of Net Revenues(2)	Number of Studios(1)	Percentage of Net Revenues(2)	Number of Studios(1)	Percentage of Net Revenues(2)
Los Angeles	17	42%	17	42%	17	41%	17	41%
Orange County (California)(3)	4	8%	5	8%	4	8%	5	8%
New York City	5	14%	5	14%	5	14%	5	14%
Northern California	13	25%	13	25%	13	25%	13	26%
Boston(3)	3	3%	2	3%	3	4%	2	3%
Baltimore/Washington D.C.	8	8%	8	8%	8	8%	8	8%
Total Studios	50		50		50		50

(1)	Number of studios as of the end of the period.
(2)

For the three and six months ended June 30. Assumes that any net revenues for teacher training, workshops and MyYogaWorks.com for such period are allocated to the regional markets on a proportional basis based on the market’s share of total studio net revenues for such period.

(3)	Reflects closure of one studio in Orange County (California) in the third quarter of 2016 and one studio opening in Boston in the first quarter of 2017.

We operate in a number of regional operating segments; however, we meet the aggregation criteria of Accounting Standards Codification (“ASC”) 280, “Segment Reporting” and therefore report as one reportable segment. Our chief executive officer, who is our chief operating decision maker, determines our strategy and makes operating decisions for our regional operating segments, and assesses performance and allocates resources based on performance of our regional operating segments. We derive revenue from the sale of yoga classes, workshops, teacher training programs and yoga-related retail merchandise.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements included herein have been prepared by us in accordance with U.S. generally accepted accounting principles (“GAAP”), for interim financial information and the rules and regulations of the Securities and Exchange Commission (“SEC”). In the opinion of management, normal recurring adjustments considered necessary for a fair presentation have been reflected in these condensed consolidated financial statements.

The consolidated balance sheet as of December 31, 2016 has been derived from the audited financial statements for the fiscal year then ended included in our final prospectus filed with the SEC pursuant to Rule 424(b) under the Securities Act of 1933, as amended, on August 11, 2017 (“the Prospectus”), but does not include all of the information and notes required by GAAP for complete financial statements. The financial information included in this Quarterly Report on Form 10-Q should be read in conjunction with the consolidated financial statements as of and for the fiscal year ended December 31, 2016 and the related notes thereto included in the Prospectus.

There have been no significant changes in our accounting policies from those disclosed in the Prospectus filed with the SEC on August 11, 2017.

2.Recent Accounting Pronouncements

Under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards until such time as those standards apply to private companies. We have availed ourselves of this exemption from new or revised accounting standards. The effective dates for recent accounting pronouncements noted below reflects the private company transition dates.

In May 2017, the Financial Accounting Standards Board (“FASB”) issued 2017-09, Compensation – Stock Compensation (Topic 718): Scope of Modification Accounting. The amendments in this ASU will provide guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. This ASU is effective for fiscal years beginning after December 15, 2017. Early adoption is permitted and the standard should be applied prospectively. Our Company is currently evaluating the impact of this ASU on the financial statements and related disclosures.

3.Property and Equipment

The major classes of property and equipment are as follows:

	As of June 30, 2017	As of December 31, 2016
Computer equipment and purchased software	$1,081,771	$1,070,769
Furniture and fixtures	3,442,860	3,383,360
Leasehold improvements	21,366,601	21,073,627
Other equipment	216,497	184,747
Construction-in-progress	—	22,201
Total property and equipment	26,107,729	25,734,704
Less accumulated depreciation and amortization	(18,454,237)	(17,182,030)
	$7,653,492	$8,552,674

Depreciation and amortization expense includes property and equipment, leasehold improvements and purchased software. We incurred depreciation expense of $633,842 and $666,917 for the three months ended June 30, 2017 and 2016, respectively, and $1,294,644 and $1,279,430 for the six months ended June 30, 2017 and 2016, respectively.

4.Related Party

We paid expense reimbursement fees to an affiliate of Great Hill Equity Partners, V, L.P. and Great Hill Investors, LLC (collectively, “Great Hill Partners” or “GHP”), the owners of a majority of the Common Stock, in the amount of $25,000 for the three months ended June 30, 2017 and 2016, respectively, and $50,000 for the six months ended June 30, 2017 and 2016, respectively. In connection with our IPO, the Expense Reimbursement Agreement with Great Hill Partners was terminated by the parties.

On March 27, 2017, we issued new convertible notes to Great Hill Partners, in the aggregate principal amount of $3.2 million, which are convertible, at the option of the holder, into shares of Common Stock at a conversion price of $8.40 per share of Common Stock (see Note 5).  In connection with the IPO, the convertible notes were repaid in full.

5.Debt

Long-term debt, net of debt issuance costs, consists of the following:

	As of June 30, 2017	As of December 31, 2016
Term loan matures on July 26, 2020. Outstanding borrowings bear interest annually at LIBOR plus 8% as of June 30, 2017	$6,868,750	$6,956,250
Subordinated notes matured and paid on February 8, 2017. Outstanding borrowings bear interest annually at the applicable federal rate of 1%	—	200,000
Total long-term debt, excluding debt issuance costs	6,868,750	7,156,250
Debt issuance costs, net of accumulated amortization	(331,743)	(387,180)
Total long-term debt, net of debt issuance costs	6,537,007	6,769,070
Current portion of long-term debt, net of debt issuance costs	(6,537,007)	(418,750)
Long-term debt, net of current portion and debt issuance costs	$—	$6,350,320

Term Loans

In July 2015, we obtained a 5-year $20 million senior secured term loan facility with Deerpath Funding LP (the “Deerpath Facility”). We borrowed $5 million in July 2015 (the “Initial Term Loan”), and had the ability, upon meeting certain conditions, to borrow up to an additional $15 million. Borrowings under the Deerpath Facility carried an annual interest rate of LIBOR + 7%. The proceeds from the Initial Term Loan were used to pay all of the outstanding indebtedness under our credit facility with a previous lender.

In December 2015, we borrowed an additional $2 million under the Deerpath Facility for general corporate purposes, thereby increasing the principal amount of the loans and reducing the incremental borrowing availability under the Deerpath Facility, in each case, by an equivalent amount. As of June 30, 2017, there remained $13.1 million of incremental borrowing capacity under the Deerpath Facility. On August 16, 2017, in connection with the consummation of our IPO, the Deerpath Facility was repaid in full and immediately cancelled thereafter.

Financing from Great Hill Partners

On March 27, 2017, we issued new convertible notes (the “New Convertible Notes”) to Great Hill Partners, in the aggregate principal amount of $3.2 million, which are convertible, at the option of the holder, into shares of Common Stock at a conversion rate of $8.40 per share of Common Stock. The New Convertible Notes consist of a Subordinated Convertible Promissory Note, dated March 27, 2017, made by us in favor of Great Hill Equity Partners V, L.P., in the principal amount of $3,189,350, and a Subordinated Convertible Promissory Note, dated March 27, 2017, made by us in favor of Great Hill Investors, LLC, in the principal amount of $10,650. Each New Convertible Note has a maturity date of March 27, 2018 and bears interest at an annual rate of 8%. On August 16, 2017, in connection with the consummation of our IPO, the New Convertible Notes were repaid in full.

Interest expense for the three months ended June 30, 2017 and 2016 related to the aggregate amount of outstanding indebtedness under the Deerpath Facility, and was $156,183 and $141,555. In addition, PIK interest expense under the convertible promissory notes was $65,061 and $220,729 for the three months ended June 30, 2017 and 2016, respectively.

6.Common Stock

Conversion of Amended and Restated 2015 GHP convertible promissory notes and Redeemable Preferred Stock

On March 24, 2017, we engaged in a series of transactions to convert certain of our outstanding indebtedness and all of the outstanding Redeemable Preferred Stock into shares of Common Stock.

The aggregate amount of principal and accrued interest under that certain Second Amended and Restated Subordinated Convertible Promissory Note made by us in favor of Great Hill Equity Partners V, L.P., dated March 24, 2017, and that certain Second Amended and Restated Subordinated Convertible Promissory Note made by us in favor of Great Hill Investors, LLC, dated March 24, 2017 (collectively, the “Amended and Restated 2015 GHP Convertible Promissory Notes”), was converted into 1,407,632 shares of Common Stock based on the conversion price per share of Common Stock as set forth in such notes of $8.40. Concurrently, all of the outstanding shares of Redeemable Preferred Stock were converted into shares of Common Stock, with the number of shares of

Common Stock issuable upon such conversion computed by dividing the Preferred Share Liquidation Preference per share by a conversion price per share of Common Stock of $8.40, resulting in 7,426,169 newly issued shares of Common Stock. Immediately after the conversion of the Amended and Restated 2015 GHP Convertible Promissory Notes and the Redeemable Preferred Stock into shares of Common Stock, we effected a 1-for-10 reverse stock split of the Common Stock. Accordingly, except as otherwise indicated, all share and per share amounts have been adjusted to reflect the 1-for-10 reverse stock split as though it had occurred at the beginning of the initial period presented. In connection with the foregoing transactions, we also increased our total number of shares of authorized Common Stock to 14,131,017 shares.

Following the 1-for-10 reverse stock split, our Board of Directors amended our 2014 Stock Option and Grant Plan to increase the shares of Common Stock reserved for issuance thereunder to 1,695,484. In addition, our Board of Directors approved the grant of options to purchase 1,425,641 shares of Common Stock to certain employees and consultants.

On July 14, 2017, we effectuated a 1-for-1.333520 reverse stock split (the “1-for- 1.333520 Reverse Split”). Under the terms of the 1-for-1.333520 Reverse Split, each share of common stock, issued and outstanding as of such effective date, was automatically reclassified and split into 0.749895 shares of common stock, without any further action by the stockholders. Fractional shares were rounded down to the nearest whole share. Accordingly, except as otherwise indicated, all share and per share amounts have been adjusted to reflect the 1-for-1.333520 Reverse Split for all periods presented.

7.Preferred Stock

Redeemable Preferred Stock

On March 24, 2017, we engaged in a series of transactions to convert certain of our outstanding indebtedness and all of the outstanding Redeemable Preferred Stock into shares of Common Stock. Because Great Hill Equity Partners, V, L.P. and Great Hill Investors, LLC held all of the Redeemable Preferred Stock and owned a substantial majority of the Common Stock both before and after the conversion of the Redeemable Preferred Stock on March 24, 2017, there is no impact on earnings per share as a result of this conversion.

8.Loss per Share Attributable to Common Stockholders

The components of basic and diluted loss per share attributable to common stockholders are as follows (in thousands, except share and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Numerator for basic and diluted loss per share attributable to common stockholders:
Net loss	$(4,447,705)	$(2,832,462)	$(7,064,503)	$(4,378,255)
Dividend attributable to participating securities	—	(1,153,557)	(995,743)	(2,284,556)
Net loss attributable to YogaWorks, Inc. common stockholders	$(4,447,705)	$(3,986,019)	$(8,060,246)	$(6,662,811)

Denominator:
Weighted-average outstanding shares of common stock	8,908,188	73,570	4,857,160	73,155
Dilutive effect of:
Equity incentive plans	—	—	—	—
Convertible debt	—	—	—	—
Common stock and common stock equivalents	8,908,188	73,570	4,857,160	73,155

Net loss per share attributable to common stockholders:
Basic and Diluted	$(0.50)	$(54.18)	$(1.66)	$(91.08)

For the quarters ended June 30, 2017, and 2016, there were outstanding options to purchase 1,289,007 and 673 shares of Common Stock outstanding, respectively, which were excluded from the computation of diluted loss per share because it would be anti-dilutive.

9.Accounting for Stock-Based Compensation

Valuation

To estimate certain expenses and record certain transactions, it is necessary for us to estimate the fair value of our shares of Common Stock. Given the absence of a public trading market for the shares of Common Stock, and in accordance with the American Institute of Certified Public Accountants’ Practice Guide, “Valuation of Privately-Held-Company Equity Securities Issued as Compensation”, our Company exercised reasonable judgment and considered numerous objective and subjective factors to determine our best estimate of the fair value of our shares. Factors considered included:

•	recent equity financings and the related valuations;
•	the estimated present value of our Company’s future cash flows;
•	industry information such as market size and growth;
•	market capitalization of comparable companies and the estimated value of transactions such companies have engaged in; and
•	macroeconomic conditions.

Common Stock Options and Grants

During the quarter ended June 30, 2017, option awards for 18,747 shares of Common Stock were granted under the amended 2014 Stock Option and Grant Plan. With the exception of accelerated options, the typical options vest over four years from the grant date, with 25% of the award vesting on the first anniversary of the grant date and the remainder vesting over the next 36 months. Stock compensation expense related to these equity awards was recorded based upon the estimated fair value of the shares amortized over the vesting period. Fair value of the common stock is estimated using a generally accepted valuation methodology and the fair value of the options is calculated using the Black-Scholes valuation model. Stock compensation expense of $286,273 and $11,854 was recorded in general and administrative expense for the quarters ended June 30, 2017 and 2016, respectively. Unamortized stock compensation expense amounted to $1,473,449 as of June 30, 2017 and is expected to be expensed ratably over the remaining vesting period.

	Shares	Weighted- Average Exercise Price
Nonvested at March 31, 2017	990,079	$8.40
Granted	18,747	8.40
Vested/Released	(94,647)	8.40
Cancelled	(18,747)	8.40
Nonvested at June 30, 2017	895,432	8.40

We use the Black-Scholes option pricing model to calculate the fair value of each option grant. The expected volatility is based on historical volatility of the stock price of comparable public companies. We estimate the expected term based upon the historical exercise behavior of employees. The risk-free interest rate is based on U.S. Treasury zero-coupon issues with a term equal to the expected term of the option assumed at the date of grant. We estimated a zero forfeiture rate for these stock option grants as the awards have short vesting terms and have a low probability of forfeiture based on the recipients of the stock options.

The fair values of stock options granted have been estimated utilizing the following assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Fair value of common stock	$5.88	$9.20	$5.88	$9.20
Exercise Price of common stock option	8.40	9.20	8.40	9.20
Risk-free interest rate	2.10%	2.50%	2.10%	2.50%
Expected term (in years)	5.95	6.25	5.95	6.25
Dividend yield	0.00%	0.00%	0.00%	0.00%
Expected volatility	40%	44%	40%	44%

Stock options as of June 30, 2017, are summarized as follows:

Range of exercise prices	Options Outstanding	Weighted- Average Remaining Contractual Life (in Years)	Weighted- Average Exercise Price of Outstanding Options	Options Exercisable	Weighted- Average Exercise Price of Exercisable Options
$8.40 - $9.20	1,289,017	9.73	$8.40	393,583	$8.40

On March 24, 2017, our Board of Directors amended the 2014 Stock Option and Grant Plan to increase the shares of Common Stock reserved for issuance thereunder to 1,695,484 shares.

In connection with our IPO, we adopted the 2017 Incentive Award Plan (the “2017 Plan”), effective as of August 9, 2017. The aggregate number of shares of Common Stock reserved for issuance pursuant to awards granted under the 2017 Plan equals the sum of (i) 2,263,213, plus (ii) any shares which, as of the effective date of the 2017 Plan, are subject to awards under the 2014 Plan which are forfeited or lapse unexercised following the effective date of the 2017 Plan, plus (iii) an annual increase on the first day of each calendar year beginning on January 1, 2018 and ending on and including January 1, 2027 equal to the lesser of (a) 5% of the shares outstanding (on an as-converted basis) on the final day of the immediately preceding calendar year, and (b) such smaller number of shares as determined by our Board of Directors.

10.Income Taxes

Our effective income tax rate for the three months ended June 30, 2017 and 2016 was (0.93)% and (0.52)%, respectively. Our effective income tax rate is evaluated and adjusted at each interim period as facts and circumstances warrant. The difference between federal income taxes computed at the federal statutory rate and reported income taxes for the three months ended June 30, 2017 and 2016 was primarily related to the impact of the valuation allowance and state income taxes.

At June 30, 2017, we had no unrecognized tax benefits. We believe that there are no uncertain tax positions for which it is reasonably possible that will produce a material effect to the financial statements over the next 12 months. We recognize interest and penalties on taxes, if any, related to unrecognized tax benefits as income tax expense. As of June 30, 2017 and 2016, we had no material uncertain tax positions to be accounted for in the financial statements; accordingly, no interest or penalties on taxes were recognized for the six months ended June 30, 2017 and for same period in 2016.

Pursuant to Internal Revenue Code, or IRC, Sections 382 and 383, annual use of our net operating loss carryforwards may be limited in the event a cumulative change in ownership of more than 50% occurred within a three-year period. We have not completed an IRC Section 382 and 383 analysis regarding the limitation of net operating loss carryforwards. Since there is a full valuation allowance applied to the deferred taxes, a Section 382 limitation will not have an effect on the deferred taxes or the income tax rate.

We are undergoing an examination of our federal income tax return filed for the 2015 tax year by the Internal Revenue Service. We are currently not under examination by state and local tax authorities.

11.Commitments and Contingencies

Legal Matters

On June 5, 2017, a letter was sent to the California Labor & Workforce Development Agency alleging our itemized wage statements did not comply with the California Labor Code, which we refer to herein as the Wage Statement Claim. On August 7, 2017, we agreed to a class wide settlement for a maximum amount of $865,000 with respect to the Wage Statement Claim, which would include settlement of all penalties under the Private Attorneys General Act of 2004 and California Labor Code section 226, attorneys’ fees and costs, class representative enhancements and claims administration fees. The class wide settlement, including the maximum settlement amount of $865,000, remains subject to court approval. As of June 30, 2017, we have reserved for the entire amount under accrued expenses.  In addition to the Wage Statement Claim, from time to time, we may become involved in legal proceedings arising in the ordinary course of business. There can be no assurance with respect to the outcome of any legal proceeding, and we could suffer monetary liability from the outcome of the Wage Statement Claim described above or other claims that may be made in the future that could be material to our results of operations. Other than the Wage Statement Claim, we believe there are no pending lawsuits or claims that may have a material adverse effect on our business, capital resources or results of operations.

12.Subsequent Events

On July 14, 2017, we effectuated the 1-for-1.333520 Reverse Split. Under the terms of the 1-for-1.333520 Reverse Split, each share of common stock, issued and outstanding as of such effective date, was automatically reclassified and split into 0.749895 shares of common stock, without any action by the stockholders. Fractional shares were rounded down to the nearest whole share. All share and per share amounts have been restated to reflect the 1-for-1.333520 Reverse Split for all periods presented.

On August 16, 2017, we successfully completed our IPO, pursuant to which we issued and sold 7,300,000 shares of Common Stock at a price of $5.50 per share, resulting in net proceeds of $37.6 million after deducting underwriters' discounts and commissions of $2.5 million, but before deducting offering costs of $2.1 million. In connection with the completion of our IPO, we repaid in full the outstanding balance under the Deerpath Facility and cancelled the Deerpath Facility. We also repaid in full the outstanding balance under the New Convertible Notes and terminated the New Convertible Notes. Also in connection with the completion of our IPO, we and Great Hill Partners agreed to terminate the Expense Reimbursement Agreement between the parties.

We adopted the 2017 Plan, effective as of August 9, 2017.  On August 17, 2017, our Board of Directors authorized the issuance of 517,357 restricted stock units to our officers and 254,016 stock options to employees under the 2017 Plan.

On August 28, 2017, we acquired two studio locations, one in Arlington, Virginia, and one in the Dupont Circle neighborhood of Washington, D.C. With this acquisition, we have 52 studios in Los Angeles, Orange County, Northern California, New York City, Boston, Baltimore, Washington, D.C. and Virginia.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q contains forward-looking statements, including statements based upon or relating to our expectations, estimates, and projections. Forward-looking statements generally relate to future events or our future financial or operating performance. In some cases, you can identify forward-looking statements because they contain words such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these words or other similar terms or expressions that concern our expectations, strategy, plans or intentions. These statements are not guarantees of future performance; they reflect our current views with respect to future events and are based on assumptions and are subject to known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from expectations or results projected or implied by forward-looking statements.

We discuss many of these risks in Part II of this Quarterly Report on Form 10-Q in greater detail under the heading “Risk Factors” and in other filings we make from time to time with the SEC. Also, these forward-looking statements represent our estimates and assumptions only as of the date of this Quarterly Report on Form 10-Q. Unless required by federal securities laws, we assume no obligation to update any of these forward-looking statements, or to update the reasons actual results could differ materially from those anticipated, to reflect circumstances or events that occur after the statements are made. Given these uncertainties, investors should not place undue reliance on these forward-looking statements.

Investors should read this Quarterly Report on Form 10-Q and the documents we reference in this report and have filed with the SEC, including our final prospectus related to our initial public offering (“IPO”) filed on August 11, 2017, or the Prospectus, completely and with the understanding that our actual future results may be materially different from what we expect. We qualify all of our forward-looking statements by these cautionary statements.

The following discussion should be read in conjunction with our consolidated financial statements and the related notes, included elsewhere in this Form 10-Q. Unless otherwise indicated, all references in this Form 10-Q to YogaWorks, we, us, our, and our Company refer to YogaWorks, Inc. and our consolidated subsidiaries.

Company Overview

YogaWorks is a healthy lifestyle brand focused on enriching and transforming lives through yoga. We strive to honor and empower our students’ journey toward personal growth and well-being, no matter their age or physical ability, in an inclusive and community-oriented environment. We offer a broad range of yoga disciplines and levels from fast-paced flow to soothing restorative and integrated fitness classes—in order to meet the needs of our broad student base. We operate in a number of regional operating segments with similar economic characteristics and report as one reportable segment.

Key Metrics

Our financial results are primarily driven by the number of yoga studios we operate, the number of student visits to our studios and the number of classes that we conduct at our studios. The following table sets forth our key operating metrics for the periods indicated.

	At or For Three Months Ended June 30,		At or For Six Months Ended June 30,
Metric	2017	2016	2017	2016
Studios (period end)	50	50	50	50
Student visits(1)	705,979	754,595	1,466,686	1,544,272
Studio classes(2)	45,375	46,188	90,529	90,960

(1)	Student visits include each student’s attendance at a class in such period in which a teacher fee was paid for such class.
(2)	Studio classes include each completed class held at a studio in such period.

Components of Our Financial Performance

In assessing the financial performance of our business, we consider a variety of financial and operating metrics, including the following:

Net revenues. We derive revenues primarily from conducting yoga classes, both in our studios and through MyYogaWorks.com. We also derive additional revenues from teacher training programs, workshops and the sale of yoga-related retail merchandise. We expect net revenues from teacher training programs, workshops and the sale of yoga-related retail merchandise to generally be consistent as a percentage of our total net revenues year-to-year because net revenue from teacher trainings, workshops and retail sales are primarily driven by the same key metrics that drive our yoga class revenue, namely, the number of studios we operate, the number of student visits to our studios and the number of classes we conduct at our studios. Our students generally pay for their visits through membership fees (unlimited classes), multi-class packages (fixed number of classes) and drop-in (single class) purchases. Membership, class package, workshop and teacher training revenues are generally paid in advance. There are primarily two types of memberships, monthly memberships and paid-in-full memberships (for six or twelve months), and revenue is recognized over the membership period. Class package revenue is recognized based on aggregate usage patterns. Workshop and teacher training revenue is deferred until the date of the event or is recognized over the period the event takes place.

Cost of revenues. Cost of revenues consists of direct costs associated with delivering our classes and services, which mainly includes teacher payroll and related expenses, and cost of physical goods sold, such as yoga clothing and accessories. We review our inventory levels of physical goods on an ongoing basis to identify slow-moving yoga merchandise and use retail product markdowns to efficiently sell those retail products. We expect that our newer studios will have higher cost of revenues as a percentage of net revenues as they ramp to maturity.

Center operations. Center operations consist of costs for studio rent, utilities, compensation and benefits for studio staff, sales support staff and management, sales and marketing expenses and certain studio-level general and administrative expenses. We recognize these costs as an expense when incurred.

General and administrative expenses. General and administrative expenses include corporate rent, marketing, office expenses and compensation and benefits costs for regional management and other regional support staff, executive, finance and accounting, human resources, information technology, administration, business development, legal and other support-function personnel. General and administrative expenses also include fees for professional services, insurance and licenses, as well as acquisition-related costs. As we grow our studio operations, we expect our aggregate general and administrative expenses to increase as we hire additional personnel in finance and accounting, human resources and administration to help manage our larger operations.

In connection with studio acquisitions we incur transaction costs. These transaction costs include expenses incurred prior to owning a new studio and primarily consist of legal fees, due diligence expenses, travel and consulting fees. The transaction costs are included in general and administrative expenses and are generally incurred and expensed within 30 days of the closing of the acquisition.

As a public company, we will incur significant legal, accounting and other expenses that we did not incur as a private company. We expect that compliance with the rules and regulations of the Securities and Exchange Commission will increase our legal and financial compliance costs and will make some of our corporate and administrative activities more time consuming and costly. In addition, we expect that our management and other personnel will need to devote substantial time to these public company requirements. In particular, we expect to incur significant expenses and devote substantial management effort toward ensuring our compliance with the requirements of applicable laws and regulations. In addition, we expect to hire additional accounting and financial staff with appropriate public company experience and technical accounting knowledge.

Pre-Opening Costs. In connection with opening new yoga studios, we incur pre-opening costs. Pre-opening costs include expenses incurred prior to the opening of a new yoga studio and primarily consist of payroll, travel, marketing, teacher training, initial opening supplies and costs of transporting initial retail apparel inventory and fixtures for our studios, as well as occupancy costs incurred from the time of possession of a yoga studio site to the opening of that studio. These pre-opening costs are included in cost of revenues, center operations and general and administrative expenses and are generally incurred and expensed within 30 days of opening a new yoga studio.

Depreciation and amortization. Depreciation and amortization includes the depreciation of property and equipment, and the amortization expense of intangible assets.

Asset impairments. Asset impairments includes an asset impairment of our long-lived assets, finite-lived intangible assets or goodwill recognized in the applicable year. We test for such impairments at least annually, or whenever events or changes in circumstances indicate that an impairment of the applicable asset has occurred.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, the dollar variance and percentages of certain items included in our Condensed Consolidated Statements of Operations:

Quarter Ended June 30, 2017 Compared to Quarter Ended June 30, 2016 (unaudited)

	Quarter Ended		Variance
(in thousands)	June 30, 2017	June 30, 2016	Dollar	Percent
Net revenues	$12,493	$13,330	$(837)	(6%)
Cost of revenues and operating expenses:
Cost of revenues	4,806	5,284	(478)	(9%)
Center operations	5,583	5,532	51	1%
General and administrative expenses	4,094	2,725	1,369	50%
Depreciation and amortization	2,168	2,227	(59)	(3%)
Total cost of revenues and operating expenses	16,651	15,768	883	6%
Loss from operations	(4,158)	(2,438)	(1,720)	71%
Interest expense, net	249	390	(141)	(36%)
Net loss before income taxes	(4,407)	(2,828)	(1,579)	56%
Provision for income taxes	41	4	37	959%
Net loss	$(4,448)	$(2,832)	$(1,616)	57%

Net revenues

The $0.8 million or 6% decrease in net revenues for the quarter ended June 30, 2017 as compared to the same period in 2016 was primarily due to a larger portion of our sales being recognized as deferred revenue. Net revenue was decreased by the increase in deferred revenue for the quarters ended June 30, 2017 and 2016, by $0.6 million and $0.1 million, respectively. The increase in deferred revenue was driven by our initiation of a more flexible pricing strategy in July 2016 that, as expected, has resulted in a shift in sales toward class packages which require recognition of revenue over a longer time period than other sales options. This sales mix shift resulted in a $0.7 million increase in sales from multi-class packages, a $0.4 million increase in sales from paid-in-full memberships, and a $1.4 million decrease in sales from monthly memberships for the quarter ended June 30, 2017 as compared to the same period in 2016. The decrease in revenue recognized from monthly memberships of $1.4 million was partially offset by the increase in revenue recognized on the sale of multi-class packs by $0.4 million for the quarter ended June 30, 2017 compared to the same period in 2016. Also during the fourth quarter of 2015, we increased year-end discounting of paid-in-full memberships resulting in a $0.8 million increase in deferred revenue at the end of 2015 going into 2016, that resulted in higher revenue recognized of $0.2 million for the quarter ended June 30, 2016. We did not repeat the same year-end discounting of paid-in-full memberships in the fourth quarter of 2016. As a result, the deferred revenue balance for paid-in-full memberships going into 2017 was $0.6 million lower, leading to less revenue recognized during the quarter ended June 30, 2017.

Our decision to offer class packages at all of our studios also impacted our number of visits, as students on class packages tend to visit studios less than students with memberships, which primarily led to the decrease by 48,616 or 6% to 705,979 from 754,567 visits for the quarter ended June 30, 2016. We anticipate this trend to continue, but at a decreasing rate over time as students in our existing studios purchase class packages more frequently than memberships and as we acquire and open additional studios with students that predominantly purchase class packages. We expect a more balanced mix between class packages and memberships over time. While our strategy to sell more class packages has had an impact on both our net revenues and visits during the transition period, we believe the implementation of this strategy will draw a broader student base as consumers favor more flexible pricing options, allowing us to better serve our students. Other changes in net revenues between the comparable periods include a decrease in net revenues from teacher trainings and workshops by $0.2 million. The decrease in net revenues from teacher training programs and workshops was primarily due to a lower number of teacher training and workshop events held in the quarter ended June 30, 2017 compared to the same period in 2016.

Cost of revenues

The $0.5 million or 9% decrease in cost of revenues for the quarter ended June 30, 2017 as compared to the same period in 2016 was primarily due to the decrease in teacher payroll and related expenses by $0.1 million and a decrease in teacher trainings, workshop and retreat costs by $0.3 million, as a result of the decrease in student visits and decrease in the number of classes, workshops, and retreats held during the period.

Center operations

The $0.1 million or 1% increase in center operations expense for the quarter ended June 30, 2017 as compared to the same period in 2016 was primarily due to the increase in studio lease costs by $0.2 million due to the full quarter lease cost recognized on studios opened during and after the quarter ended June 30, 2016 compared to partial quarter lease cost recognized for the same period in 2016. This was partially offset by $0.1 million decrease in studio personnel and related payroll expenses and $0.1 million decrease in marketing expenses, supplies and utilities expenses as a result of a lower number of classes, workshops, and retreats held during the quarter ended June 30, 2017 as compared to the same period in 2016.

General and administrative

The $1.4 million or 50% increase in general and administrative expenses for the quarter ended June 30, 2017 as compared to the same period in 2016 was primarily due to a legal settlement accrual for $0.9 million related to the Wage Settlement Claim, increase in professional services for audit and tax fees of $0.1 million in connection to our IPO, and an increase of $0.3 million in stock-based compensation expense related to stock options granted in 2017.

Depreciation and amortization

There was no material change in depreciation and amortization expense between the quarters ended June 30, 2017 and June 30, 2016.

Interest expense, net

The $0.1 million or 36% decrease in interest expense, net between the quarter ended June 30, 2017 and the quarter ended June 30, 2016 was primarily due to conversion of the $11.6 million convertible notes held by affiliates of Great Hill Partners in May 24, 2017 resulting in a decrease in interest expense recognized by $0.2 million. This was partially offset by the $0.1 million interest expense recognized on the additional convertible note financing by affiliates of Great Hill Partners of $3.2 million on May 27, 2017.

Provision for income taxes

There was no material change in the provision for income taxes between the quarters ended June 30, 2017 and June 30, 2016. Our effective income tax rate was (0.93)% for the quarter ended June 30, 2017 and (0.52)% for the quarter ended June 30, 2016.

Six Months Ended June 30, 2017 Compared to Six Months Ended June 30, 2016

	Six Months Ended June 30,		Variance
(in thousands)	2017	2016	Dollar	Percent
Net revenues	$26,484	$28,422	$(1,938)	(7%)
Cost of revenues and operating expenses:
Cost of revenues	9,934	10,602	(668)	(6%)
Center operations	11,270	11,095	175	2%
General and administrative expenses	7,105	5,903	1,202	20%
Depreciation and amortization	4,369	4,408	(39)	(1%)
Total cost of revenues and operating expenses	32,678	32,008	670	2%
Loss from operations	(6,194)	(3,586)	(2,608)	73%
Interest expense, net	811	781	30	4%
Net loss before income taxes	(7,005)	(4,368)	(2,638)	60%
Provision for income taxes	59	11	48	455%
Net loss	$(7,064)	$(4,378)	$(2,686)	61%

Net revenues

The $1.9 million or 7% decrease in net revenues for the six months ended June 30, 2017 as compared to the same period in 2016 was primarily due to a larger portion of our sales being recognized as deferred revenue in 2017. Net revenue was decreased by the increase in deferred revenue for the six months ended June 30, 2017 by $0.5 million, whereas net revenue was increased by the decrease in deferred revenue for the six months ended June 30, 2016 by $0.9 million. The increase in deferred revenue for the six months ended June 30, 2017 was driven by our initiative for a more flexible pricing strategy in July 2016, that has resulted in a shift in sales toward class packages which require recognition of revenue over a longer time period than other sales options. This sales mix shift resulted in a $1.5 million increase in sales from multi-class packages, $0.5 million increase in sales from paid-in-full memberships, and $2.2 million decrease in sales from monthly memberships for the six months ended June 30, 2017 as compared to the same period in 2016. The decrease in revenue recognized from monthly memberships of $2.2 million was partially offset by the increase in revenue recognized on the sale of multi-class packages and paid-in-full memberships by $1.1 million for the six months ended June 30, 2017 compared to the same period in 2016. Also, during the fourth quarter of 2015, we increased year-end discounting of paid-in-full memberships resulting in a $0.8 million increase in deferred revenue at the end of 2015 going into 2016 that was recognized as revenue in the six months ended June 30, 2016. We did not repeat the same year-end discounting of paid-in-full memberships in the fourth quarter of 2016. As a result, the deferred revenue balance for paid-in-full memberships going into 2017 was $0.6 million lower, leading to less revenue recognized in the six months ended June 30, 2017.

Our decision to offer class packages at all of our studios also impacted our number of visits, as students on class packages tend to visit studios less than students with memberships, which primarily led to the decrease in visits for the six months ended June 30, 2017 by 77,586 or 5% as compared to the same period in 2016. We anticipate this trend to continue, but at a decreasing rate over time as students in our existing studios purchase class packages more frequently than memberships and as we acquire and open additional studios with students that predominantly purchase class packages. We expect a more balanced mix between class packages and memberships over time. While our strategy to sell more class packages has had an impact on both our net revenues and visits during the transition period, we believe the implementation of this strategy will draw a broader student base as consumers favor more flexible pricing options, allowing us to better serve our students. Other changes in net revenues between the comparable periods include a decrease in net revenues from teacher trainings and workshops by $0.4 million. The decrease in net revenues from teacher training programs and workshops was primarily due to a lower number of teacher training and workshop events held in the six months ended June 30, 2017 compared to the same period in 2016.

Cost of revenues

The $0.7 million or 6% decrease in cost of revenues between the six months ended June 30, 2017 and the corresponding period in 2016 was primarily due to the decrease of $0.1 million in teacher payroll and related expenses, and decrease of $0.3 million in teacher training programs and workshop costs caused by the lower number of events held in 2017 in comparison to 2016.

Center operations

Center operations expense was relatively flat between the six months ended June 30, 2017 and the six months ended June 30, 2016.

General and administrative

The $1.2 million or 20% increase in general and administrative expenses between the six months ended June 30, 2017 and the six months ended June 30, 2016 was primarily due to a legal settlement accrual for $0.9 million related to the Wage Statement Claim, an increase in professional services for audit and tax fees of $0.1 million related to our IPO and an increase of $0.8 million in stock-based compensation expense from the stock options granted during the six months ended June 30, 2017 offset by the decrease in compensation and benefits for regional support staff and management and corporate personnel by $0.5 million. The increase was also offset by a net decrease in corporate and marketing expenses of $0.1 million for the six months period ended June 30, 2017 in comparison to the same period in 2016.

Depreciation and amortization

Depreciation and amortization was relatively flat between the six months ended June 30, 2017 and the six months ended June 30, 2016.

Interest expense, net

Interest expense, net, was relatively flat between the six months ended June 30, 2017 and the six months ended June 30, 2016.

Provision for income taxes

There was no material change in the provision for income taxes between the quarters ended June 30, 2017 and June 30, 2016. Our effective income tax rate was (0.93)% for the quarter ended June 30, 2017 and (0.52)% for the quarter ended June 30, 2016.

Non-GAAP financial measures

In addition to our results determined in accordance with GAAP, we use Adjusted EBITDA, Studio-Level EBITDA and Adjusted net loss which are not calculated in accordance with GAAP. We use these financial measures to understand and evaluate our business. Adjusted EBITDA is a supplemental measure of the operating performance of our core business operations. Studio-Level EBITDA is a supplemental measure of our operating performance of our studios. Adjusted net loss is a supplemental measure of operating performance that is adjusted for certain non-recurring items that we do not believe directly reflect our core business operations. Accordingly, we believe Adjusted EBITDA, Studio-Level EBITDA and Adjusted net loss provide useful information to investors and others in understanding and evaluating our Company’s operating results in the same manner as management and the board of directors. Non-GAAP financial measures should not be considered in isolation from, or as a substitute for, financial information prepared in accordance with GAAP.

Our use of Adjusted EBITDA, Studio-Level EBITDA and Adjusted net loss has limitations as an analytical tool, and you should not consider it in isolation or as a substitute for analysis of our financial results as reported under GAAP. Some of these limitations are as follows:

•

although depreciation and amortization expense are non-cash charges, the assets being depreciated and amortized may have to be replaced in the future, and Adjusted EBITDA and Studio-Level EBITDA does not reflect cash capital expenditure requirements for such replacements or for new capital expenditure requirements;

•

Adjusted EBITDA and Studio-Level EBITDA are not intended to be a measure of free cash flow for management’s discretionary use, as they do not reflect: (i) changes in, or cash requirements for, our working capital needs; (ii) debt service requirements; (iii) tax payments that may represent a reduction in cash available to us; and (iv) other cash costs that may recur in the future;

•

Studio-Level EBITDA is not a measure of our overall profitability but a supplemental measure of the operating performance of our studios. While Studio-Level EBITDA excludes regional and corporate general and administrative expenses that are not necessary to operate our studios, these excluded expenses are essential to support the operation and development of our studios; and

•

other companies, including companies in our industry, may calculate Adjusted EBITDA, Studio- Level EBITDA, Adjusted net loss or similarly titled measures differently, which reduces its usefulness as a comparative measure.

Adjusted EBITDA and Studio-Level EBITDA

The following table presents a reconciliation of Adjusted EBITDA and Studio-Level EBITDA to Net loss for each of the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
(in thousands)	(Unaudited)
Net loss	$(4,448)	$(2,832)	$(7,065)	$(4,378)
Interest expense, net	249	390	810	781
Provision for income taxes	41	4	59	11
Depreciation and amortization	2,168	2,227	4,369	4,408
Deferred rent(a)	69	66	100	247
Stock based compensation(b)	286	12	825	19
Legal settlement(c)	865	—	865	—
Severance(d)	3	15	85	15
Executive recruiting(e)	30	47	30	47
Professional fees(f)	161	—	161	—
Great Hill Partners expense reimbursement fees(g)	25	25	50	50
Adjusted EBITDA	$(551)	$(46)	$289	$1,200
Other general and administrative expenses(h)	2,723	2,627	5,088	5,773
Studio-Level EBITDA	$2,172	$2,581	$5,377	$6,973

(a)	Reflects the extent to which our rent expense for the period has been above or below our cash rent payments.
(b)	Non-cash charges related to equity-based compensation programs, which vary from period to period depending on timing of awards and forfeitures.
(c)	Legal settlement expense related to the Wage Statement Claim with the state of California.
(d)	Severance expenses incurred in the period related to the termination of studio and non-studio employees.

(e)	Executive recruiting expenses incurred in connection with the recruitment and hiring of members of our executive management team, including Ms. Dawson (2016) and Mr. Chang (2016).
(f)	Professional fees related to accounting, tax and consulting services that were expensed in connection with our IPO.
(g)

Represents expense reimbursement fees incurred in connection with our Expense Reimbursement Agreement with affiliates of Great Hill Equity Partners V, L.P. and Great Hill Investors, LLC (collectively, “Great Hill Partners”), which was terminated upon completion of our IPO.

(h)

Represents general and administrative expenses that are corporate and regional expenses and not incurred by our studios, and which are primarily comprised of expenses related to (i) wages and benefits of corporate and regional employees, (ii) non-studio rent, utilities and maintenance, (iii) corporate and regional marketing and advertising and (iv) corporate professional fees. Other general and administrative expenses exclude any general and administrative expenses related to deferred rent, stock based compensation, legal settlement, severance, executive recruiting, professional fees, the Great Hill Partners expense reimbursement fees or any other general and administrative expenses that are included in the reconciliation of net loss to Adjusted EBITDA.

Adjusted net loss

The following table presents a reconciliation of Adjusted net loss to Net loss for each of the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
(in thousands)	(Unaudited)
Net loss	$(4,448)	$(2,832)	$(7,065)	$(4,378)
Stock based compensation(a)	286	12	825	19
Legal settlement(b)	865	—	865	—
Severance(c)	3	15	85	15
Executive recruiting(d)	30	47	30	47
Professional fees(e)	161	—	161	—
Great Hill Partners expense reimbursement fees(f)	25	25	50	50
Adjusted net loss	$(3,078)	$(2,733)	$(5,049)	$(4,247)

(a)	Non-cash charges related to equity-based compensation programs, which vary from period to period depending on timing of awards and forfeitures.
(b)	Legal settlement expense related to the Wage Statement Claim.
(c)	Severance expenses incurred in the period related to the termination of studio and non-studio employees.
(d)	Executive recruiting expenses incurred in connection with the recruitment and hiring of members of our executive management team, including Ms. Dawson (2016) and Mr. Chang (2016).
(e)	Professional fees related to accounting, tax and consulting services that were expensed in connection with our IPO.
(f)

Represents expense reimbursement fees incurred in connection with our Expense Reimbursement Agreement with affiliates of Great Hill Equity Partners V, L.P. and Great Hill Investors, LLC (collectively, “Great Hill Partners”), which was terminated upon completion of our IPO.

Liquidity and Capital Resources

We have a history of operating losses and an accumulated deficit of $40.8 million as of June 30, 2017. In addition, we had negative working capital of $11.9 million at June 30, 2017 and $3.7 million at December 31, 2016. The June 30, 2017 amount of $11.9 million reflects $9.8 million of debt classified as current liabilities as a result of our intent to repay the debt in connection to our IPO in August 2017 and $0.9 million increase in accrued expenses for the Wage Statement Claim. Historically, we have satisfied our liquidity needs primarily through cash generated from financing activities, including cash generated from our existing loan agreement with Deerpath Funding, LP, or our Loan Agreement and convertible notes issued from time to time to Great Hill Partners. Our principal liquidity needs include cash used for operations (such as rent and labor costs), acquisitions, capital expenditures for the development of new studios and other capital expenditures necessary to improve existing studios, primarily leasehold improvements and additional furniture and fixtures.

Based upon our current level of operations, we believe that our cash balance on hand, including the net proceeds received from our IPO, together with our cash flow from operations is adequate to meet our short- and long-term liquidity requirements for at least the next twelve months from the date of this report.

We utilize operating lease arrangements for all of our studios. We believe that our operating lease arrangements continue to provide the appropriate leverage for our capital structure in a financially efficient manner. Because we lease all of the properties related to our studios, as well as our corporate office, we do not have any debt that is secured by real property.

Selected Cash Flow Data

The following table and discussion presents, for the periods indicated, a summary of net cash flow data from operating, investing and financing activities.

	Six Months Ended June 30, 2017	Six Months Ended June 30, 2016
(in thousands)	(Unaudited)
Used in operating activities	$(821)	$(450)
Used in investing activities	(470)	(740)
Provided by financing activities	2,926	—
Increase (decrease) in cash and cash equivalents	1,635	(1,190)
Cash and cash equivalents, beginning of period	1,912	3,772
Cash and cash equivalents, end of period	3,547	2,582

Net cash used in operating activities

For the six months ended June 30, 2017, our net cash used in operating activities has been driven by marketing initiatives and the enhancement of classes and events we provide to our students, and the timing of general and administrative expenses as we establish our administrative infrastructure to support our expected growth. In the six months ended June 30, 2017, $6.2 million or 88% of our net loss of $7.1 million consisted of non-cash items, including depreciation and amortization expense of $4.4 million, stock-based compensation expense of $0.8 million, change in deferred revenue of $0.5 million, $0.3 million in paid-in-kind interest, change in value of the beneficial conversion feature of $0.1 million and $0.1 million in amortization of debt issuance cost.

Net cash used in operating activities in the six months ended June 30, 2017 also included a $0.6 million increase in prepaid expenses and other current assets due to an increase in prepaid rent, a $0.5 million increase in deferred revenue, a $0.6 million increase in accounts payables and accrued expenses, and $0.1 million decrease in accrued compensation. The increase in deferred revenue was a result of the shift in sales toward class packages which require recognition of revenue over a longer time period than other sales options.

For the six months ended June 30, 2016, our net cash used in operating activities primarily resulted from our net loss of $4.4 million, which included non-cash items of depreciation and amortization expense of $4.4 million, $0.4 million in paid-in-kind interest, and $0.1 million in amortization of debt issuance cost. Net cash used in operating activities in the six months ended June 30, 2016 also includes a $0.9 million decrease in deferred revenue due to timing of when memberships and class packages had been sold and when the corresponding revenue recognized for such sales occurred, a $0.6 million decrease in accounts payables and accrued expenses, a $0.2 million decrease in inventory, a $0.4 million increase in accrued compensation and a $0.2 million increase in deferred rent.

Net cash used in investing activities

For the six months ended June 30, 2017, our net cash used in investing activities primarily resulted from $0.5 million of purchases of property and equipment.

For the six months ended June 30, 2016, our net cash used in investing activities resulted from $1.5 million of purchases of property and equipment, offset by $0.8 million in tenant improvement allowances received.

Net cash provided by (used in) financing activities

For the six months ended June 30, 2017, our net cash provided by financing activities primarily resulted from the issuance of the New Convertible Notes, in the aggregate principal amount of $3.2 million, less $0.2 million in payments to settle promissory notes related to acquisitions made in fiscal year 2015.

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this Quarterly Report on Form 10-Q.

There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their control objectives.

Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of June 30, 2017, our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by our Company in the reports it files or submits with the Securities and Exchange Commission is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and is accumulated and communicated to our management, including the principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in internal control over financial reporting

There have been no changes in our internal control over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

On June 5, 2017, a letter was sent to the California Labor & Workforce Development Agency alleging our itemized wage statements did not comply with the California Labor Code, which we refer to herein as the Wage Statement Claim. On August 7, 2017, we agreed to a class wide settlement for a maximum amount of $865,000 with respect to the Wage Statement Claim, which would include settlement of all penalties under the Private Attorneys General Act of 2004 and California Labor Code section 226, attorney’s fees and costs, class representative enhancements and claims administration fees. The class wide settlement, including the maximum settlement amount of $865,000, remains subject to court approval.

In addition to the Wage Statement Claim, from time to time, we may become involved in legal proceedings arising in the ordinary course of our business. There can be no assurance with respect to the outcome of any legal proceeding, and we could suffer monetary liability from the outcome of the Wage Statement Claim described above or other claims that may be made in the future that could be material to our results of operations. Other than the Wage Statement Claim, we believe there are no pending lawsuits or claims that may have a material adverse effect on our business, capital resources or results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

On May 19, 2017, we sold an aggregate of 1,499 shares of our common stock to our Chief Executive Officer, Rosanna McCollough, for cash consideration in the aggregate amount of approximately $13,800. The sale and issuance of our common stock described in this paragraph was made in reliance on Section 4(a)(2) of the Securities Act of 1933, as amended, in that such sale did not involve a public offering. The preceding information gives effect to the 1-for-1.333520 reverse stock split of our common stock effected on July 14, 2017.

Use of Proceeds

On August 10, 2017, our Registration Statement on Form S-1 (File No. 333-218950) was declared effective by the SEC for our IPO pursuant to which we registered an aggregate of 8,395,000 shares of common stock (including 1,095,000 shares subject to the underwriters' over-allotment option) and the aggregate price of the offering amount registered was $80,500,000. Pursuant to our IPO, we sold 7,300,000 shares at a price of $5.50 per share and the aggregate offering price of the shares sold to date is $40,150,000. Cowen and Company, LLC, Stephens Inc. and Guggenheim Securities, LLC acted as joint book-running managers for our IPO. Roth Capital Partners, LLC acted as lead manager. Imperial Capital, LLC acted as co-manager. The offering commenced on August 10, 2017 and terminated before all of the securities registered in the registration statement were sold. The offering closed on August 16, 2017, resulting in net proceeds of $37.6 million after deducting underwriters’ discounts and commissions of $2.5 million and deducting estimated offering expenses incurred of approximately $2.1 million. No payments were made by us to directors, officers or persons owning 10% or more of our common stock or to their associates, or to our affiliates.

We have used the net proceeds to us from our IPO as follows: (i) to pay fees and expenses of approximately $2.1 million in connection with our IPO, (ii) to repay the outstanding borrowings under our Loan Agreement of approximately $6.9 million, including accrued interest and fees; (iii) to repay the outstanding borrowings under our convertible notes with Great Hill Partners of approximately $3.3 million, including accrued interest and fees, and (iv) approximately $0.4 million for other corporate purposes, including insurance premiums for being a publicly traded company. We did not use any net proceeds from our IPO for acquisitions during the second quarter of 2017, as our IPO occurred after June 30, 2017.

There has been no material change in the use of proceeds as described in the final prospectus filed on August 11, 2017.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Description

3.1

Fourth Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.2 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333-218950) filed on July 10, 2017)

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to Form 8-K (File no. 001-38151) filed on August 17, 2017)
4.1

Form of Specimen Stock Certificate evidencing the shares of common stock (incorporated by reference to Exhibit 4.1 to Amendment No. 2 to the Company’s Registration Statement on Form S-1 (File No. 333-218950) filed on July 17, 2017)

10.1+

YogaWorks, Inc. 2017 Incentive Award Plan (incorporated by reference to Exhibit 10.7 to Amendment No. 2 to the Company’s Registration Statement on Form S-1 (File No. 333-218950) filed on July 17, 2017)

10.2+

First Amendment to YogaWorks, Inc. 2017 Incentive Award Plan (incorporated by reference to Exhibit 10.19 to Amendment No. 4 to the Company’s Registration Statement on Form S-1 (File No. 333-218950) filed on August 10, 2017)

10.3+

Form of Stock Option Agreement under the YogaWorks, Inc. 2017 Incentive Award Plan (incorporated by reference to Exhibit 10.8 to Amendment No. 2 to the Company’s Registration Statement on Form S-1 (File No. 333-218950) filed on July 17, 2017)

10.4+

Form of Restricted Stock Unit Agreement under the YogaWorks, Inc. 2017 Incentive Award Plan (incorporated by reference to Exhibit 10.18 to Amendment No. 4 to the Company’s Registration Statement on Form S-1 (File No. 333-218950) filed on August 10, 2017)

10.5+	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.9 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333-218950) filed on July 10, 2017)
10.6+

YogaWorks, Inc. Non-Employee Director Compensation Program (incorporated by reference to Exhibit 10.17 to Amendment No. 2 to the Company’s Registration Statement on Form S-1 (File No. 333-218950) filed on July 17, 2017)

31.1*	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to the 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
**101.INS	XBRL Instance Document
**101.SCH	XBRL Taxonomy Extension Schema Document
**101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
**101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
**101.LAB	XBRL Taxonomy Extension Label Linkbase Document
**101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

+	Indicates a management contract or compensatory plan or arrangement.
*	Filed herewith.
**	Submitted electronically with this Report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

YogaWorks, Inc.

Date: September 22, 2017	By:	/s/ Rosanna McCollough
Rosanna McCollough
President and Chief Executive Officer

Date: September 22, 2017	By:	/s/ Vance Chang
Vance Chang
Chief Financial Officer