Form 10-Q
period 2017-09-30
YogaWorks, Inc.
filed 2017-11-14
CIK 1703497

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

As of November 14, 2017, the registrant had 16,418,318 shares of common stock, $0.001 par value per share, outstanding.

YogaWorks, Inc.

Condensed Consolidated Balance Sheets

	As of September 30, 2017	As of December 31, 2016
Assets	(Unaudited)
Current assets
Cash and cash equivalents	$29,990,950	$1,912,421
Inventories, net	914,187	948,194
Prepaid expenses and other current assets	679,902	1,318,137
Total current assets	31,585,039	4,178,752
Property and equipment, net	7,925,979	8,552,674
Intangible assets, net	21,568,438	25,654,823
Goodwill	17,781,671	17,746,570
Other non-current assets	1,091,768	1,015,079
Total assets	$79,952,895	$57,147,898

Liabilities, Redeemable Preferred Stock and Stockholders’ Equity/(Deficit)
Current liabilities
Accounts payable and accrued expenses	$3,990,457	$1,162,675
Accrued compensation	1,503,394	1,504,034
Current portion of long-term debt, net of debt issuance costs	—	418,750
Deferred revenue	5,345,773	4,593,076
Current portion of deferred rent	128,555	192,569
Total current liabilities	10,968,179	7,871,104
Deferred rent, net of current portion	2,629,833	2,471,734
Deferred tax liability	73,442	59,536
Convertible note due to related party	—	11,634,592
Long-term debt, net of current portion and debt issuance costs	—	6,350,320
Total liabilities	13,671,454	28,387,286
Commitments and Contingencies (Note 12)
Redeemable preferred stock, Redeemed and converted as of September 30, 2017. $0.001 par value; 10,000 shares authorized, issued and outstanding at December 31, 2016; Liquidation Preference $61,392,824 at December 31, 2016 (Note 8)	—	61,392,824

Stockholders’ equity (deficit)
Common stock at September 30, 2017, $0.001 par value; 50,000,000 shares authorized and 16,409,719 shares issued and outstanding and $0.001 par value; 100,000 shares authorized and 74,559 shares issued and outstanding at December 31, 2016 (Note 7)	16,410	75
Additional paid-in capital	111,615,610	67,187
Accumulated deficit	(45,350,579)	(32,699,474)
Total stockholders’ equity (deficit)	66,281,441	(32,632,212)
Total liabilities, redeemable preferred stock, and stockholders’ equity (deficit)	$79,952,895	$57,147,898

See accompanying notes to condensed consolidated financial statements.

YogaWorks, Inc.

Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net revenues	$13,518,513	$13,494,703	$40,002,033	$41,916,425
Cost of revenues and operating expenses
Cost of revenues	5,153,324	4,943,303	15,087,713	15,545,611
Center operations	5,732,994	5,735,187	17,002,858	16,830,135
General and administrative expenses	4,556,887	2,572,095	11,661,716	8,475,448
Depreciation and amortization	2,161,126	2,249,999	6,530,589	6,657,561
Total cost of revenues and operating expenses	17,604,331	15,500,584	50,282,876	47,508,755
Loss from operations	(4,085,818)	(2,005,881)	(10,280,843)	(5,592,330)
Interest expense, net	532,939	398,766	1,343,445	1,179,947
Net loss before income taxes	(4,618,757)	(2,404,647)	(11,624,288)	(6,772,277)

(Benefit from) provision for income taxes	(27,933)	17,764	31,074	28,389
Net loss	(4,590,824)	(2,422,411)	(11,655,362)	(6,800,666)
Less preferred rights dividend on redeemable preferred stock	—	(1,189,494)	(995,743)	(3,474,049)
Net loss attributable to common stockholders	$(4,590,824)	$(3,611,905)	$(12,651,105)	$(10,274,715)

Basic and diluted net loss per share attributable to common stockholders	$(0.37)	$(48.61)	$(1.51)	$(140.56)

Weighted-average number of shares used in calculating loss per share attributable to common stockholders (Note 9):
Basic and diluted common shares	12,574,523	74,305	8,363,916	73,096

See accompanying notes to condensed consolidated financial statements.

YogaWorks, Inc.

Condensed Consolidated Statements of Redeemable Preferred Stock (Unaudited)

	Redeemable Preferred Stock
	Shares	Amount
Balance, December 31, 2016	10,000	$61,392,824
Preferred rights dividend on redeemable preferred stock	—	995,743
Redeemed and preferred stock conversion (Note 8)	(10,000)	(62,388,567)
Balance, September 30, 2017	—	$—

See accompanying notes to condensed consolidated financial statements.

YogaWorks, Inc.

Condensed Consolidated Statements of Stockholders’ Equity (Deficit) (Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
Balance, December 31, 2016	74,559	$75	$67,187	$(32,699,474)	$(32,632,212)
Conversion of redeemable preferred stock	7,425,388	7,425	62,381,142	—	62,388,567
Conversion of convertible note	1,407,632	1,408	11,824,366	—	11,825,774
Beneficial conversion feature	—	—	147,877	—	147,877
Redeemable preferred stock dividends	—	—	—	(995,743)	(995,743)
Issuance of common stock, net of underwriting discounts and offering costs	7,502,140	7,502	35,075,786	—	35,083,288
Stock-based compensation	—	—	2,119,252	—	2,119,252
Net loss	—	—	—	(11,655,362)	(11,655,362)
Balance, September 30, 2017	16,409,719	$16,410	$111,615,610	$(45,350,579)	$66,281,441

See accompanying notes to condensed consolidated financial statements.

YogaWorks, Inc.

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended September 30,
	2017	2016
Cash flows from operating activities
Net loss	$(11,655,362)	$(6,800,666)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	6,530,589	6,657,561
Deferred tax	13,906	17,399
Paid-in-kind interest expense capitalized to convertible note	291,585	669,886
Change in value of beneficial conversion feature	147,877	—
Amortization of debt issuance cost	69,164	83,941
Debt issuance cost written-off	318,016	—
Stock-based compensation expense	2,119,252	21,036
Changes in operating assets and liabilities, net of effects from acquisitions:
Inventories	47,575	150,857
Prepaid expenses and other current assets	656,902	143,627
Other non-current assets	(76,689)	(28,948)
Accounts payable and accrued expenses	2,707,751	(473,831)
Accrued compensation	(640)	143,530
Deferred revenue	391,885	(1,071,824)
Deferred rent and other non-current liabilities	94,085	307,842
Net cash provided by (used in) operating activities	1,655,896	(179,590)
Cash flows from investing activities
Purchase of property, equipment, and intangible assets	(958,602)	(1,967,510)
Acquisitions	(445,400)	—
Tenant improvement allowances received	—	1,139,653
Net cash used in investing activities	(1,404,002)	(827,857)
Cash flows from financing activities
Principal payment on term loans	(6,956,250)	—
Principal payment on convertible note	(3,300,403)	—
Principal payment on subordinated notes	(200,000)	—
Proceeds from issuance of common stock, net of underwriting discounts and offering costs	35,083,288	—
Proceeds from issuance of convertible note	3,200,000	—
Net cash provided by financing activities	27,826,635	—
Increase (decrease) in cash and cash equivalents	28,078,529	(1,007,447)
Cash and cash equivalents, beginning of period	1,912,421	3,772,605
Cash and cash equivalents, end of period	$29,990,950	$2,765,158
Supplemental disclosure of cash flow information
Cash paid during the year for:
Interest paid	$516,694	$426,222
Supplemental disclosure of non-cash activities
Dividends on preferred redeemable stock accrued	$995,743	$3,474,049
Paid-in-kind interest expense capitalized convertible note	291,585	669,886
Purchase consideration liabilities related to acquisitions	120,031	—
Conversion of convertible notes to equity	11,825,774	—
Conversion of preferred redeemable stock to equity	62,388,567	—

See accompanying notes to condensed consolidated financial statements.

YogaWorks, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

1.Organization and Basis of Presentation

General

YogaWorks, Inc., a Delaware corporation, and its wholly-owned subsidiaries (collectively referred to as “we”, “us”, “our”, and the “Company”) are primarily engaged in operating yoga studios. Our Company was formerly known as YWX Holdings, Inc. and we changed our name to YogaWorks, Inc. on April 10, 2017. We operate under the brand names YogaWorks, Yoga Tree and certain other local brands for a period of time following the acquisition of studios. We primarily offer yoga classes, workshops, teacher training programs, and yoga-related retail merchandise across our studios. In addition to our studio locations, we offer online yoga instruction and programming through our MyYogaWorks.com web platform, which provides subscribers with a highly curated library of over 1,000 yoga classes.

Initial Public Offering

On August 16, 2017, we completed our initial public offering (“IPO”) whereby we sold 7,300,000 shares of our common stock (“Common Stock”) registered at a price of $5.50 per share. Our shares of Common Stock are traded on the NASDAQ Global Market. We received proceeds from our IPO of $37.6 million after deducting underwriters' discounts and commissions of $2.5 million, but before deducting offering costs of $2.1 million. Certain IPO-related costs at September 30, 2017 of $2.6 million were recorded as a reduction to additional paid-in capital.

Markets

We operate in regional markets across the United States (“U.S.”). As a result of the clustering of our studios in key geographic markets, and the flexibility offered to students to use different studios in a regional market, we do not report net revenues on an individual studio basis or report same studio sales. We prefer to analyze financial results on a regional market basis. Given the focus on acquisitions, we may acquire studios in an existing regional market to capture more regional market share, which may take some market share from our existing studios.

As of September 30, 2017, we owned and operated 53 yoga studios in 6 regional markets. The following table illustrates the studio locations by regional market:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2017		2016		2017		2016
Regional Market	Number of Studios(1)	Percentage of Net Revenues(2)	Number of Studios(1)	Percentage of Net Revenues(2)	Number of Studios(1)	Percentage of Net Revenues(2)	Number of Studios(1)	Percentage of Net Revenues(2)
Los Angeles	17	41%	17	42%	17	42%	17	41%
Orange County (California)(3)	4	8%	4	9%	4	8%	4	9%
New York City	5	12%	5	13%	5	13%	5	14%
Northern California	13	26%	13	25%	13	25%	13	26%
Boston(3)	3	4%	2	3%	3	4%	2	3%
Baltimore/Washington D.C.(3)	11	9%	8	8%	11	8%	8	7%
Total studios	53		49		53		49

(1)	Number of studios as of the end of the period.
(2)

For the three and nine months ended September 30. Assumes that any net revenues for teacher training, workshops and MyYogaWorks.com for such period are allocated to the regional markets on a proportional basis based on the market’s share of total studio net revenues for such period.

(3)

Reflects closure of one studio in Orange County (California) in the third quarter of 2016, one studio opening in Boston in the first quarter of 2017 and three studios acquired in the Baltimore/Washington D.C. region in the third quarter of 2017.

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

The consolidated balance sheet as of December 31, 2016 has been derived from the audited financial statements for the fiscal year then ended included in our final prospectus filed with the SEC pursuant to Rule 424(b) under the Securities Act of 1933, as amended, on August 11, 2017 (the “Prospectus”), but does not include all of the information and notes required by GAAP for complete financial statements. The financial information included in this Quarterly Report on Form 10-Q should be read in conjunction with the consolidated financial statements as of and for the fiscal year ended December 31, 2016 and the related notes thereto included in the Prospectus.

There have been no significant changes in our accounting policies from those disclosed in the Prospectus filed with the SEC on August 11, 2017.

2.Recent Accounting Pronouncements

Under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards until such time as those standards apply to private companies. We have availed ourselves of this exemption from new or revised accounting standards. The effective dates of the recent accounting pronouncements noted below reflect the private company transition date.

In May 2017, the Financial Accounting Standards Board (“FASB”) issued ASU 2017-09, Compensation – Stock Compensation (Topic 718): Scope of Modification Accounting. The amendments in this ASU will provide guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. This ASU is effective for fiscal years beginning after December 15, 2017. Early adoption is permitted and the standard should be applied prospectively. Our Company is currently evaluating the impact of this ASU on the financial statements and related disclosures.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). ASU 2016-02 requires lessees to recognize lease assets and lease liabilities on the balance sheet and requires expanded disclosures about leasing arrangements. ASU 2016-02 is effective for fiscal years beginning after December 15, 2019 including interim periods within that reporting period, with early adoption permitted. We are in the process of evaluating the impact of this accounting standards update on our consolidated financial statements.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). This ASU supersedes the revenue recognition requirements in ASU Topic 605, Revenue Recognition, and requires the recognition of revenue when promised goods or services are transferred to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. Topic 606 is effective for fiscal years beginning after December 15, 2018, including interim periods within that reporting period, with early adoption permitted. The standard permits the use of either the retrospective or modified retrospective (cumulative effect) transition method. We are in the process of evaluating the impact of this accounting standards update on our consolidated financial statements.

3.Acquisitions

Our Company uses acquisitions as our primary strategy to grow our market share, quickly gain students and build on the operating momentum of the acquired businesses. We completed two acquisitions during the quarter ended September 30, 2017, paying total consideration of $445,400, excluding deferred payments including earnouts, holdbacks and indemnification claims. On August 28, 2017, we acquired Tranquil Space (two studios), one in Arlington, Virginia, and one in Washington, D.C. and on September 26, 2017 we acquired Pure Prana Yoga Studio (one studio) in Alexandria, Virginia. The acquisitions were accounted for as a business acquisition in accordance with ASC 805, Business Combinations (“ASC 805”). Under the acquisition method of accounting, the total purchase price was allocated to the net tangible and intangible assets acquired and liabilities assumed, based on their estimated fair values. Any excess amount paid over identifiable assets is recorded as goodwill. The associated goodwill is deductible for tax purposes. The process for estimating the fair values of the acquired studios involves the use of significant estimates and assumptions, including estimating average industry purchase price multiple and estimating future cash flows.

The condensed consolidated statement of operations since the date of each acquisition through September 30, 2017 and the condensed consolidated balance sheet as of September 30, 2017 include the results of operations and the acquired assets and assumed liabilities related to all 2017 acquisitions. For the nine months ended September 30, 2017, these acquisitions contributed

$88,477 to our Company’s revenues. Net income contributed by these acquisitions was not separately identifiable due to our integration activities and the impact of corporate-level expenses and is impracticable to provide. Acquisition-related costs, including legal fees and all related professional fees, were expensed.

The total purchase price consideration was allocated to the acquired assets and liabilities as follows:

Amount
Inventories	$13,568
Prepaid expenses and current other assets	18,667
Property and equipment	468,892
Intangible assets	390,015
Goodwill	35,101
Total assets acquired	926,243

Accounts payable and accrued expenses	120,031
Deferred revenue	360,812
Total liabilities assumed	480,843

Net assets acquired	$445,400

The purchase price allocations are preliminary and are based on information existing at the acquisition dates. Accordingly, the purchase price allocations are subject to change. These acquisitions are not material to our Company's results of operations, individually or in the aggregate. As a result, no pro forma financial information is provided.

4.Property and Equipment

The major classes of property and equipment are as follows:

	As of September 30, 2017	As of December 31, 2016
Computer equipment and purchased software	$1,117,057	$1,070,769
Furniture and fixtures	3,566,300	3,383,360
Leasehold improvements	21,726,037	21,073,627
Other equipment	619,640	184,747
Construction-in-progress	—	22,201
Total property and equipment	27,029,034	25,734,704
Less accumulated depreciation and amortization	(19,103,055)	(17,182,030)
	$7,925,979	$8,552,674

Depreciation and amortization expense includes property and equipment, leasehold improvements and purchased software. We incurred depreciation expense of $648,820 and $690,768 for the three months ended September 30, 2017 and 2016, respectively, and $1,921,025 and $1,970,198 for the nine months ended September 30, 2017 and 2016, respectively.

5.Related Party

We paid expense reimbursement fees to an affiliate of Great Hill Equity Partners, V, L.P. and Great Hill Investors, LLC (collectively, “Great Hill Partners” or “GHP”), the owners of a majority of our Common Stock, in the amount of $25,000 for the three months ended September 30, 2017 and 2016, respectively, and $75,000 for the nine months ended September 30, 2017 and 2016, respectively. In connection with our IPO, the Expense Reimbursement Agreement with Great Hill Partners was terminated by the parties.

On March 27, 2017, we issued new convertible notes to Great Hill Partners, in the aggregate principal amount of $3.2 million, which are convertible, at the option of the holder, into shares of our Common Stock at a conversion price of $8.40 per share (see Note 7).  In connection with the IPO, the convertible notes were repaid in full.

6.Debt

Long-term Debt

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

As of September 30, 2016, the long-term debt balance was zero and as of December 31, 2016, long-term debt, net of debt issuance costs, consists of the following:

As of December 31, 2016
Term loan paid on August 16, 2017.	$6,956,250
Subordinated notes matured and paid on February 8, 2017	200,000
Total long-term debt, excluding debt issuance costs	7,156,250
Debt issuance costs, net of accumulated amortization	(387,180)
Total long-term debt, net of debt issuance costs	6,769,070
Current portion of long-term debt, net of debt issuance costs	(418,750)
Long-term debt, net of current portion and debt issuance costs	$6,350,320

Convertible Note Due to Related Party

On March 27, 2017, we issued new convertible notes (the “New Convertible Notes”) to Great Hill Partners, in the aggregate principal amount of $3.2 million, which were convertible, at the option of the holder, into shares of our Common Stock at a conversion rate of $8.40 per share. The New Convertible Notes consisted of a Subordinated Convertible Promissory Note, dated March 27, 2017, made by us in favor of Great Hill Equity Partners V, L.P., in the principal amount of $3,189,350, and a Subordinated Convertible Promissory Note, dated March 27, 2017, made by us in favor of Great Hill Investors, LLC, in the principal amount of $10,650. Each New Convertible Note had a maturity date of March 27, 2018 and bore interest at an annual rate of 8%. On August 16, 2017, in connection with the consummation of our IPO, the New Convertible Notes were repaid in full.

Interest expense for the three months ended September 30, 2017 and 2016 related to the aggregate amount of outstanding indebtedness under the Deerpath Facility was $168,698 and $143,111, respectively. For the nine months ended September 30, 2017 and 2016, interest expense was $516,694 and $426,222, respectively. In addition, interest expense under the convertible promissory notes was $32,498 and $227,674 for the three months ended September 30, 2017 and 2016, respectively. For the nine months ended September 30, 2017 and 2016 interest expense was $439,572 and $669,886, respectively.

7.Common Stock

Initial Public Offering

On August 16, 2017, we completed our IPO whereby we sold 7,300,000 shares of our Common Stock registered at a price of $5.50 per share. We received proceeds from our IPO of $37.6 million after deducting underwriters' discounts and commissions of $2.5 million, but before deducting offering costs of $2.1 million.

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

Following the 1-for-10 reverse stock split, our Board of Directors (“Board”) amended our 2014 Stock Option and Grant Plan to increase the shares of Common Stock reserved for issuance thereunder to 1,695,484. In addition, our Board approved the grant of options to purchase 1,425,641 shares of Common Stock to certain employees and consultants.

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

8.Preferred Stock

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

9.Loss per Share Attributable to Common Stockholders

The components of basic and diluted loss per share attributable to common stockholders are as follows (in thousands, except share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Numerator for basic and diluted loss per share attributable to common stockholders:
Net loss	$(4,590,824)	$(2,422,411)	$(11,655,362)	$(6,800,666)
Dividend attributable to participating securities	—	(1,189,494)	(995,743)	(3,474,049)
Net loss attributable to YogaWorks, Inc. common stockholders	$(4,590,824)	$(3,611,905)	$(12,651,105)	$(10,274,715)

Denominator:
Weighted-average outstanding shares of common stock	12,574,523	74,305	8,363,916	73,096
Dilutive effect of:
Equity incentive plans	—	—	—	—
Convertible debt	—	—	—	—
Common stock and common stock equivalents	12,574,523	74,305	8,363,916	73,096

Net loss per share attributable to common stockholders:
Basic and diluted	$(0.37)	$(48.61)	$(1.51)	$(140.56)

As of September 30, 2017, and 2016, there were outstanding options to purchase 1,527,768 and 433 shares of Common Stock outstanding, respectively, which were excluded from the computation of diluted loss per share because it would be anti-dilutive.

10.Accounting for Stock-Based Compensation

Common Stock Options and Grants

2014 Plan

In July 2014, our Company adopted the 2014 Stock Option and Grant Plan (“2014 Plan”). Upon adoption of the 2014 Plan, the maximum aggregate number of shares issuable thereunder was 7,499 shares post reverse split. In March 12, 2017, our Board amended the 2014 Plan to increase the shares of Common Stock reserved for issuance thereunder to 1,695,484. As of September 30, 2017, no shares were issuable under the 2014 Plan.

2017 Plan

In connection with our IPO, we adopted the 2017 Incentive Award Plan (the “2017 Plan”), effective as of August 9, 2017. The aggregate number of shares of Common Stock reserved for issuance pursuant to awards granted under the 2017 Plan equals: (i) 2,263,213, plus (ii) any shares which, as of the effective date of the 2017 Plan, subject to awards under the 2014 Plan which forfeited or lapsed unexercised following the effective date of the 2017 Plan, plus (iii) an annual increase on the first day of each calendar year beginning on January 1, 2018 and ending on and including January 1, 2027 equal to the lesser of (a) 5% of the shares outstanding (on an as-converted basis) on the final day of the immediately preceding calendar year, or (b) such smaller number of shares as determined by our Board.

The 2017 Plan permits the grant of incentive stock options, restricted stock, restricted stock units, stock appreciation rights, performance based awards to our employees, directors and consultants. Shares issued pursuant to awards under the 2017 Plan that are settled for cash by our Company or that expire or are forfeited will become available for future grant or sale. Shares used to pay the exercise price of an award or to satisfy the minimum tax withholding obligations related to an award will not be available for future grants under the 2017 Plan. As of September 30, 2017, 1,416,862 shares remained available for issuance under the 2017 Plan.

With the exception of accelerated options, our typical options vest over four years from the grant date, with 25% of the award vesting on the first anniversary of the grant date and the remainder vesting over the next 36 months. Stock compensation expense related to these equity awards was recorded based upon the estimated fair value of the shares amortized over the vesting period.

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value (1)
Outstanding at December 31, 2016	439	$9.20	8.08	$—
Granted	1,698,384	7.80		—
Exercised	—	—		—
Cancelled	(171,055)	8.28		—
Outstanding at September 30, 2017	1,527,768	7.74	9.55	—

Exercisable at September 30, 2017	576,144	7.89	9.53	—

(1)	Based on our Company’s closing stock price of $2.77 on September 30, 2017.

Unamortized stock-based compensation expense relating to stock options was $1.9 million at September 30, 2017, which is expected to be recognized over a weighted-average period of 2.3 years.

Valuation

We use the Black-Scholes option pricing model to calculate the fair value of each option grant. The expected volatility is based on historical volatility of the stock price of comparable public companies. We estimate the expected term based upon the historical exercise behavior of employees. The risk-free interest rate is based on U.S. Treasury zero-coupon issues with a term equal to the expected term of the option assumed at the date of grant. We estimated a zero-forfeiture rate for these stock option grants as the awards have short vesting terms and have a low probability of forfeiture based on the recipients of the stock options.

The fair values of stock options granted have been estimated utilizing the following assumptions:

	Nine Months Ended September 30,
	2017	2016
Fair value of common stock	$ 4.41 - $ 8.40	$ 9.20
Exercise price of common stock option	$ 4.41 - $ 8.40	$ 9.20
Risk-free interest rate	1.90% - 2.10%	2.50%
Expected term (in years)	5.91 - 5.95	6.25
Dividend yield	0.00%	0.00%
Expected volatility	40%	44%

Restricted Stock Units

On August 17, 2017, our Company granted 517,357 and 76,361 Restricted Stock Units (“RSUs”) to our officers and Board, respectively. All RSUs grants vest on the satisfaction of only a service based condition. As of September 30, 2017, there were 200,641 RSUs vested and 393,077 shares of our Common Stock issuable upon the vesting of outstanding RSUs. Our Company recognized compensation expense related to RSUs of $1.0 million for the nine months ended September 30, 2017. Unrecognized compensation expenses related to shares of our Common Stock subject to unvested RSUs was $1.7 million at September 30, 2017, which is expected to be recognized as expenses over the weighted-average period of 2.3 years. The service conditions are generally satisfied for the RSUs granted to our officers and Board over four years starting from such person’s hiring date and the earlier to occur of the first anniversary of the grant date or the annual meeting of stockholders, respectively.

For the nine months ended September 30, 2017, our Company withheld 94,342 shares of Common Stock (“Net Settlement”) and remitted $413,584 in cash to meet the related tax withholding requirements on behalf of our officers. We will continue to evaluate the Net Settlement of RSUs that vest in the future.

Stock-Based Compensation Expense

Our Company recognized stock-based compensation expense related to stock options and RSUs, included in general and administrative expenses as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Stock-based compensation	$1,294,107	$2,528	$2,119,252	$21,036

11.Income Taxes

Our effective income tax rate for the three months ended September 30, 2017 and 2016 was 0.61% and (0.44)%, respectively. Our effective income tax rate is evaluated and adjusted at each interim period as facts and circumstances warrant. The difference between federal income taxes computed at the federal statutory rate and reported income taxes for the three months ended September 30, 2017 and 2016 was primarily related to the impact of the valuation allowance and state income taxes.

At September 30, 2017, we had no unrecognized tax benefits. We believe that there are no uncertain tax positions for which it is reasonably possible that will produce a material effect to the financial statements over the next 12 months. We recognize interest and penalties on taxes, if any, related to unrecognized tax benefits as income tax expense. As of September 30, 2017 and 2016, we had no material uncertain tax positions to be accounted for in the financial statements; accordingly, no interest or penalties on taxes were recognized for the nine months ended September 30, 2017 and for the same period in 2016.

Pursuant to Internal Revenue Code, or IRC, Sections 382 and 383, annual use of our net operating loss carryforwards may be limited in the event a cumulative change in ownership of more than 50% occurred within a three-year period. We have not completed an IRC Section 382 and 383 analysis regarding the limitation of net operating loss carryforwards. As there is a full valuation allowance applied to the deferred taxes, a Section 382 limitation will not have an effect on the deferred taxes or the income tax rate.

We are undergoing an examination of our federal income tax return filed for the 2015 tax year by the Internal Revenue Service. We are currently not under examination by state and local tax authorities.

12.Commitments and Contingencies

Legal Matters

On June 5, 2017, a letter was sent to the California Labor & Workforce Development Agency alleging our itemized wage statements did not comply with the California Labor Code, which we refer to herein as the Wage Statement Claim. On August 7, 2017, we agreed to a class wide settlement for a maximum amount of $865,000 with respect to the Wage Statement Claim, which would include settlement of all penalties under the Private Attorneys General Act of 2004 and California Labor Code section 226, attorneys’ fees and costs, class representative enhancements and claims administration fees. The class wide settlement, including the maximum settlement amount of $865,000, remains subject to court approval. As of September 30, 2017, we have reserved for the entire amount under accrued expenses.  In addition to the Wage Statement Claim, from time to time, we may become involved in legal proceedings arising in the ordinary course of business. There can be no assurance with respect to the outcome of any legal proceeding, and we could suffer monetary liability from the outcome of the Wage Statement Claim described above or other claims that may be made in the future that could be material to our results of operations. Other than the Wage Statement Claim, we believe there are no pending lawsuits or claims that may have a material adverse effect on our business, capital resources or results of operations.

13.Subsequent Events

On October 12, 2017, we acquired two studio locations, one in Fairfax, Virginia, and one in Bethesda, Maryland. On October 17, 2017, we acquired seven studio locations in the Houston, Texas area. On November 13, 2017, we acquired four studios in the Atlanta, Georgia area. With these acquisitions totaling approximately $5.6 million paid, we have 66 studios in Los Angeles, Orange County, Northern California, Houston, New York City, Boston, Baltimore, the Washington, D.C. area and Atlanta.

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

	At or For Three Months Ended September 30,		At or For Nine Months Ended September 30,
Metric	2017	2016	2017	2016
Studios (period end)	53	49	53	49
Student visits(1)	710,256	720,870	2,176,808	2,265,064
Studio classes(2)	46,183	45,678	136,728	136,639

(1)	Student visits include each student’s attendance at a class in such period in which a teacher fee was paid for such class.
(2)	Studio classes include each completed class held at a studio in such period.

Components of Our Financial Performance

In assessing the financial performance of our business, we consider a variety of financial and operating metrics, including the following:

Net revenues. We derive revenues primarily from conducting yoga classes, both in our studios and through MyYogaWorks.com. We also derive additional revenues from teacher training programs, workshops and the sale of yoga-related retail merchandise. We expect net revenues from teacher training programs, workshops and the sale of yoga-related retail merchandise to generally be consistent as a percentage of our total net revenues year-to-year because net revenue from teacher trainings, workshops and retail sales are primarily driven by the same key metrics that drive our yoga class revenue, namely, the number of studios we operate, the number of student visits to our studios and the number of classes we conduct at our studios. Our students generally pay for their visits through membership fees (unlimited classes), multi-class packages (fixed number of classes) and drop-in (single class) purchases. Membership, class package, workshop and teacher training revenues are generally paid in advance. There are primarily two types of memberships, monthly memberships and paid-in-full memberships (for six or twelve months), and revenue is recognized over the membership period. Class package revenue is recognized based on aggregate usage patterns as required by GAAP. Workshop and teacher training revenue is deferred until the date of the event or is recognized over the period the event takes place.

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

In connection with studio acquisitions we incur transaction costs. These transaction costs include expenses incurred prior to owning a new studio and primarily consist of legal fees, due diligence expenses, travel and consulting fees. The transaction costs are included in general and administrative expenses and are expensed as incurred.

As a public company, we will incur significant legal, accounting and other expenses that we did not incur as a private company. We expect that compliance with the rules and regulations of the SEC will increase our legal and financial compliance costs and will make some of our corporate and administrative activities more time consuming and costly. In addition, we expect that our management and other personnel will need to devote substantial time to these public company requirements. In particular, we expect to incur significant expenses and devote substantial management effort toward ensuring our compliance with the requirements of applicable laws and regulations. In addition, we expect to hire additional accounting and financial staff with appropriate public company experience and technical accounting knowledge.

Pre-Opening Costs. In connection with opening new yoga studios, we incur pre-opening costs. Pre-opening costs include expenses incurred prior to the opening of a new yoga studio and primarily consist of payroll, travel, marketing, teacher training, initial opening supplies and costs of transporting initial retail apparel inventory and fixtures for our studios, as well as occupancy costs incurred from the time of possession of a yoga studio site to the opening of that studio. These pre-opening costs are included in cost of revenues, center operations and general and administrative expenses and are expensed as incurred.

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

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, the dollar variance and percentages of certain items included in our Condensed Consolidated Statements of Operations:

Quarter Ended September 30, 2017 Compared to Quarter Ended September 30, 2016 (unaudited)

	Quarter Ended		Variance
(in thousands)	September 30, 2017	September 30, 2016	Dollar	Percent
Net revenues	$13,519	$13,495	$24	0%
Cost of revenues and operating expenses:
Cost of revenues	5,153	4,943	210	4%
Center operations	5,733	5,735	(2)	0%
General and administrative expenses	4,557	2,572	1,985	77%
Depreciation and amortization	2,161	2,250	(89)	(4%)
Total cost of revenues and operating expenses	17,604	15,500	2,104	14%
Loss from operations	(4,085)	(2,005)	(2,080)	104%
Interest expense, net	533	399	134	34%
Net loss before income taxes	(4,618)	(2,404)	(2,214)	92%
(Benefit from) provision for income taxes	(28)	18	(46)	-256%
Net loss	$(4,590)	$(2,422)	$(2,168)	90%

Net revenues

Net revenues for the quarter ended September 30, 2017 as compared to the same period in 2016 were relatively flat at $13.5 million. Our initiation of a more flexible pricing strategy in July 2016 has, as expected, resulted in a shift in sales toward class packages. This sales mix shift resulted in a $0.6 million increase in sales from multi-class packages, offset by a $0.9 million decrease in sales from monthly memberships for the quarter ended September 30, 2017 as compared to the same period in 2016. Other changes in net revenues between the comparable periods included an increase from teacher trainings and workshops by $0.4 million. The increase in net revenues from teacher training programs and workshops was primarily due to a higher number of teacher training events held in the quarter ended September 30, 2017 compared to the same period in 2016.

Our decision to offer class packages at all of our studios also impacted our number of visits, as students on class packages tend to visit studios less than students with memberships. Primarily driven by that shift, our 710,256 visits in the third quarter of 2017 represent a decrease of 10,614 visits compared to the 720,870 visits for the same period in 2016. We anticipate this trend will continue, but at a decreasing rate over time as students in our existing studios purchase class packages more frequently than memberships and as we acquire and open additional studios with students that purchase a more balanced mix between class packages and memberships. While our strategy to sell more class packages has had an impact on both our net revenues and visits during the transition period, we believe the implementation of this strategy will draw a broader student base as consumers favor more flexible pricing options, allowing us to better serve our students.

Cost of revenues

The $0.2 million or 4% increase in cost of revenues for the quarter ended September 30, 2017, as compared to the same period in 2016, was primarily due to an increase in teacher trainings and workshops costs by $0.2 million, as a result of timing of the teacher training and workshop events held during the periods.

Center operations

Center operations for the quarter ended September 30, 2017, as compared to the same period in 2016 were relatively flat at $5.7 million. There was a $0.1 million increase in studio lease costs due to the addition of new studios, and was offset by a $0.1 million decrease in studio marketing and promotional expenses.

General and administrative

The $2.0 million or 77% increase in general and administrative expenses for the quarter ended September 30, 2017, as compared to the same period in 2016, was primarily due an increase of $1.3 million in stock-based compensation expense related to stock options and RSUs granted in 2017, an increase in professional services for audit, tax and legal fees of $0.2 million in connection to our IPO and acquisitions, an increase in marketing and promotional expenses of $0.2 million, and a $0.2 million increase in corporate payroll due to increased headcount.

Depreciation and amortization

There was no material change in depreciation and amortization expense between the quarters ended September 30, 2017 and September 30, 2016.

Interest expense, net

The $0.1 million or 34% increase in interest expense, net for the quarter ended September 30, 2017, as compared to the same period in 2016, was primarily due to the prepayment penalty fees of $0.1 million related to pay-off of the Deerpath Facility and write-off of the unamortized portion of debt issuance costs of $0.3 million, offset by the decrease in interest expense of $0.3 million as a result of the conversion and pay-off of the New Convertible Notes and pay-off of the Deerpath Facility.

Provision for income taxes

There was no material change in the provision for income taxes between the quarters ended September 30, 2017 and September 30, 2016. Our effective income tax rate was 0.61% for the quarter ended September 30, 2017 and (0.44)% for the quarter ended September 30, 2016.

Nine Months Ended September 30, 2017 Compared to Nine Months Ended September 30, 2016 (unaudited)

	Nine Months Ended September 30,		Variance
(in thousands)	2017	2016	Dollar	Percent
Net revenues	$40,002	$41,916	$(1,914)	(5%)
Cost of revenues and operating expenses:
Cost of revenues	15,088	15,546	(458)	(3%)
Center operations	17,003	16,830	173	1%
General and administrative expenses	11,662	8,475	3,187	38%
Depreciation and amortization	6,531	6,658	(127)	(2%)
Total cost of revenues and operating expenses	50,284	47,509	2,775	6%
Loss from operations	(10,282)	(5,593)	(4,689)	84%
Interest expense, net	1,343	1,180	163	14%
Net loss before income taxes	(11,625)	(6,773)	(4,852)	72%
Provision for income taxes	31	28	3	10%
Net loss	$(11,656)	$(6,801)	$(4,855)	71%

Net revenues

The $1.9 million or 5% decrease in net revenues for the nine months ended September 30, 2017, as compared to the same period in 2016, was primarily due to a larger portion of our sales being recognized as deferred revenue in 2017. Net revenue was decreased by a $0.4 million increase in deferred revenue for the nine months ended September 30, 2017, whereas net revenue was increased by a $1.1 million decrease in deferred revenue for the nine months ended September 30, 2016. The increase in deferred revenue for the nine months ended September 30, 2017 was driven by our implementation of a more flexible pricing strategy in July 2016, that has resulted in a shift in sales toward class packages, which require recognition of revenue over a longer time period than other sales options. This sales mix shift resulted in a $2.5 million increase in sales from multi-class packages, $0.6 million increase in sales from paid-in-full memberships, and $3.5 million decrease in sales from monthly memberships for the nine months ended September 30, 2017 as compared to the same period in 2016. The decrease in net revenue was primarily due to a $3.5 million decrease in monthly memberships, partially offset by the increase in revenue recognized on the sale of multi-class packages of $1.5 million for the nine months ended September 30, 2017 compared to the same period in 2016. Also, during the fourth quarter of 2015, we increased year-end discounting of paid-in-full memberships resulting in a $0.8 million increase in deferred revenue at the end of 2015 going into 2016 that was recognized as revenue in the nine months ended September 30, 2016. We did not repeat the same year-end discounting of paid-in-full memberships in the fourth quarter of 2016. As a result, the deferred revenue balance for paid-in-full memberships going into 2017 was $0.6 million lower, leading to less revenue recognized in the nine months ended September 30, 2017.

Our decision to offer class packages at all of our studios also impacted our number of visits, as students on class packages tend to visit studios less than students with memberships. Primarily driven by that shift, our visits for the nine months ended September 30, 2017 represent a decrease of 88,256 or 4% as compared to the same period in 2016. We anticipate this trend will continue, but at a decreasing rate over time as students in our existing studios purchase class packages more frequently than memberships and as we acquire and open additional studios with students that purchase a more balanced mix between class packages and memberships. While our strategy to sell more class packages has had an impact on both our net revenues and visits during the transition period, we believe the implementation of this strategy will draw a broader student base as consumers favor more flexible pricing options, allowing us to better serve our students.

Cost of revenues

The $0.5 million or 3% decrease in cost of revenues between the nine months ended September 30, 2017 and the corresponding period in 2016 was primarily due to a decrease in workshop and teacher training program costs by $0.2 million caused by the lower number of events held in 2017 in comparison to 2016 and a $0.3 million decrease in cost of sales for retail items due to lower retail sales.

Center operations

There was no material change in center operations between the nine months ended September 30, 2017 and the corresponding period in 2016. There was a $0.5 million increase in studio lease costs due to the addition of new studios, offset by a $0.3 million decrease in compensation and benefits for studio management and staff.

General and administrative

The $3.2 million or 38% increase in general and administrative expenses between the nine months ended September 30, 2017 and the nine months ended September 30, 2016 was primarily due to an increase of $2.1 million in stock-based compensation expense from the stock options and RSUs granted during the nine months ended September 30, 2017, a legal settlement accrual for $0.9 million related to the Wage Statement Claim, and an increase in professional services for audit, tax and legal fees of $0.3 million related to our IPO and acquisitions in 2017 in comparison to the same period in 2016.

Depreciation and amortization

There was no material change in depreciation and amortization expense between the nine months ended September 30, 2017 and the nine months ended September 30, 2016.

Interest expense, net

The $0.2 million or 14% increase in interest expense, net between the nine months ended September 30, 2017 and nine months ended September 30, 2016 was primarily due to the prepayment penalty fees of $0.1 million related to pay-off of the Deerpath Facility and write-off of the unamortized portion of debt issuance costs of $0.3 million, offset by the decrease in interest expense of $0.3 million as a result of the conversion and pay-off of the New Convertible Notes and pay-off of the Deerpath Facility.

Provision for income taxes

There was no material change in the provision for income taxes between the nine months ended September 30, 2017 and September 30, 2016. Our effective income tax rate was (0.26)% for the nine months ended September 30, 2017 and (0.49)% for the nine months ended September 30, 2016.

Non-GAAP financial measures

In addition to our results determined in accordance with GAAP, we use Adjusted EBITDA, Studio-Level EBITDA and Adjusted net loss which are not calculated in accordance with GAAP. We use these financial measures to understand and evaluate our business. Adjusted EBITDA is a supplemental measure of the operating performance of our core business operations. Studio-Level EBITDA is a supplemental measure of our operating performance of our studios. Adjusted net loss is a supplemental measure of operating performance that is adjusted for certain non-recurring items that we do not believe directly reflect our core business operations. Accordingly, we believe Adjusted EBITDA, Studio-Level EBITDA and Adjusted net loss provide useful information to investors and others in understanding and evaluating our Company’s operating results in the same manner as management and the Board. Non-GAAP financial measures should not be considered in isolation from, or as a substitute for, financial information prepared in accordance with GAAP.

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

Adjusted EBITDA and Studio-Level EBITDA

The following table presents a reconciliation of Adjusted EBITDA and Studio-Level EBITDA to Net loss for each of the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
(in thousands)	(Unaudited)
Net loss	$(4,591)	$(2,422)	$(11,655)	$(6,801)
Interest expense, net	533	399	1,343	1,180
Provision for income taxes	(28)	18	31	28
Depreciation and amortization	2,161	2,250	6,531	6,658
Deferred rent(a)	(6)	61	94	308
Stock based compensation(b)	1,294	2	2,119	21
Legal settlement(c)	37	—	902	—
Severance(d)	2	86	87	101
Executive recruiting(e)	49	9	79	56
Professional fees(f)	92	—	253	—
Great Hill Partners expense reimbursement fees(g)	25	25	75	75
Adjusted EBITDA	$(432)	$428	$(141)	$1,626
Other general and administrative expenses(h)	3,059	2,454	8,147	8,228
Studio-Level EBITDA	$2,627	$2,882	$8,006	$9,854

(a)	Reflects the extent to which our rent expense for the period has been above or below our cash rent payments.
(b)	Non-cash charges related to equity-based compensation programs, which vary from period to period depending on timing of awards and forfeitures.
(c)	Legal settlement expense primarily related to the Wage Statement Claim with the state of California.
(d)	Severance expenses incurred in the period related to the termination of studio and non-studio employees.
(e)	Executive recruiting expenses incurred in connection with the recruitment and hiring of members of our management team.
(f)	Professional fees related to accounting, tax and consulting services that were expensed in connection with our IPO and acquisitions.
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

Adjusted net loss

The following table presents a reconciliation of Adjusted net loss to Net loss for each of the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
(in thousands)	(Unaudited)
Net loss	$(4,591)	$(2,422)	$(11,655)	$(6,801)
Stock based compensation(a)	1,294	2	2,119	21
Legal settlement(b)	37	—	902	—
Severance(c)	2	86	87	101
Executive recruiting(d)	49	9	79	56
Professional fees(e)	92	—	253	—
Great Hill Partners expense reimbursement fees(f)	25	25	75	75
Adjusted net loss	$(3,092)	$(2,300)	$(8,140)	$(6,548)

(a)	Non-cash charges related to equity-based compensation programs, which vary from period to period depending on timing of awards and forfeitures.
(b)	Legal settlement expense primarily related to the Wage Statement Claim.
(c)	Severance expenses incurred in the period related to the termination of studio and non-studio employees.
(d)	Executive recruiting expenses incurred in connection with the recruitment and hiring of members of our management team.
(e)	Professional fees related to accounting, tax and consulting services that were expensed in connection with our IPO and acquisitions.
(f)

Represents expense reimbursement fees incurred in connection with our Expense Reimbursement Agreement with affiliates of Great Hill Equity Partners V, L.P. and Great Hill Investors, LLC (collectively, “Great Hill Partners”), which was terminated upon completion of our IPO.

Liquidity and Capital Resources

We have a history of operating losses and an accumulated deficit of $45.4 million as of September 30, 2017. In addition, we had working capital of $20.6 million at September 30, 2017 and negative working capital of $3.7 million at December 31, 2016. Historically, we have satisfied our liquidity needs primarily through cash generated from financing activities, including cash generated from Deerpath Funding, LP, or our Loan Agreement and convertible notes issued from time to time to Great Hill Partners. Our principal liquidity needs include cash used for operations (such as rent and labor costs), acquisitions, capital expenditures for the development of new studios and other capital expenditures necessary to improve existing studios, primarily leasehold improvements and additional furniture and fixtures.

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

	Nine Months Ended September 30,
	2017	2016
(in thousands)	(Unaudited)
Provided by (used in) operating activities	$1,656	$(180)
Used in investing activities	(1,404)	(828)
Provided by financing activities	27,827	—
Increase (decrease) in cash and cash equivalents	28,079	(1,008)
Cash and cash equivalents, beginning of period	1,912	3,773
Cash and cash equivalents, end of period	29,991	2,765

Net cash provided by (used in) operating activities

Our operating activities has been driven by marketing initiatives and the enhancement of classes and events we provide to our students, and the timing of general and administrative expenses as we establish our administrative infrastructure to support our expected growth. In the nine months ended September 30, 2017, $9.8 million or 84% of our net loss of $11.7 million consisted of non-cash items, including depreciation and amortization expense of $6.5 million, stock-based compensation expense of $2.1 million, change in deferred revenue of $0.4 million, $0.3 million in paid-in-kind interest, $0.4 million in amortization and write-off of the unamortized portion of the debt issuance costs, and change in value of the beneficial conversion feature of $0.1 million.

Net cash provided by operating activities in the nine months ended September 30, 2017 also included a $2.7 million increase in accounts payables and accrued expenses primarily due to the timing of accounts payable payments and the accrual for the Wage Statement Claim, a $0.7 million decrease in prepaid expenses and other current assets due to a decrease in prepaid rent, a $0.4 million increase in deferred revenue, and a $0.1 million decrease in deferred rent and other non-current liabilities. The increase in deferred revenue was a result of the shift in sales toward class packages which require recognition of revenue over a longer time period than other sales options.

For the nine months ended September 30, 2016, our net cash used in operating activities primarily resulted from our net loss of $6.8 million, which included non-cash items of depreciation and amortization expense of $6.7 million, $0.7 million in paid-in-kind interest, and $0.1 million in amortization of debt issuance cost. Net cash used in operating activities in the nine months ended September 30, 2016 also includes a $1.1 million decrease in deferred revenue due to timing of when memberships and class packages had been sold and when the corresponding revenue recognized for such sales occurred, a $0.5 million decrease in accounts payables and accrued expenses, a $0.3 million increase in deferred rent, a $0.2 million decrease in inventory, and a $0.1 million increase in accrued compensation.

Net cash used in investing activities

For the nine months ended September 30, 2017, our net cash used in investing activities primarily resulted from $1.0 million of purchases of property and equipment, and acquisitions of studios for $0.4 million.

For the nine months ended September 30, 2016, our net cash used in investing activities resulted from $2.0 million of purchases of property and equipment, offset by $1.1 million in tenant improvement allowances received.

Net cash provided by financing activities

For the nine months ended September 30, 2017, our net cash provided by financing activities resulted from our IPO proceeds of $35.1 million and issuance of the New Convertible Notes of $3.2 million, offset by loan payments made on the Deerpath Facility of $7.0 million, New Convertible Notes of $3.3 million and subordinated notes of $0.2 million.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, we are not required to provide information required by this Item.

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

Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of September 30, 2017, our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by our Company in the reports it files or submits with the SEC is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and is accumulated and communicated to our management, including the principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

None.

Use of Proceeds

On August 10, 2017, our Registration Statement on Form S-1 (File No. 333-218950) was declared effective by the SEC for our IPO pursuant to which we registered an aggregate of 8,395,000 shares of Common Stock (including 1,095,000 shares subject to the underwriters' over-allotment option) and the aggregate price of the offering amount registered was $80,500,000. Pursuant to our IPO, we sold 7,300,000 shares at a price of $5.50 per share and the aggregate offering price of the shares sold to date is $40,150,000. Cowen and Company, LLC, Stephens Inc. and Guggenheim Securities, LLC acted as joint book-running managers for our IPO. Roth Capital Partners, LLC acted as lead manager. Imperial Capital, LLC acted as co-manager. The offering commenced on August 10, 2017, and terminated before all of the securities registered in the registration statement were sold. The offering closed on August 16, 2017, resulting in net proceeds of $37.6 million after deducting underwriters’ discounts and commissions of $2.5 million and deducting estimated offering expenses incurred of approximately $2.1 million. No payments were made by us to directors, officers or persons owning 10% or more of our Common Stock or to their associates, or to our affiliates.

As of the date of this report, we have used the net proceeds to us from our IPO as follows: (i) to pay fees and expenses of approximately $2.2 million in connection with our IPO, (ii) to repay the outstanding borrowings under our Loan Agreement of approximately $6.9 million, including accrued interest and fees; (iii) to repay the outstanding borrowings under our convertible notes with Great Hill Partners of approximately $3.3 million, including accrued interest and fees, (iv) approximately $6.0 million for acquisitions, and (v) approximately $0.5 million for other corporate purposes, including insurance premiums related to being a publicly traded company.

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

YogaWorks, Inc.

Date: November 14, 2017	By:	/s/ Rosanna McCollough
Rosanna McCollough
President and Chief Executive Officer

Date: November 14, 2017	By:	/s/ Vance Chang
Vance Chang
Chief Financial Officer