Form 10-K
period 2017-12-31
YogaWorks, Inc.
filed 2018-04-03
CIK 1703497

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission File Number 001-38151

YogaWorks, Inc.

(Exact Name of Registrant as Specified in its Charter)

Delaware	47-1219105
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5780 Uplander Way

Culver City, CA 90230

(Address of principal executive offices)

Registrant’s telephone number, including area code: (310) 664-6470

Securities registered pursuant to Section 12(b) of the Act: Common Stock, Par Value $0.001 Per Share; Common stock traded on the NASDAQ stock market

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES ☐ NO ☑

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. YES ☐ NO ☑

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☑ NO ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files). YES ☑ NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐		Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☑
Emerging growth company	☑

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☑

As of June 30, 2017, the last business day of the registrant’s most recently completed second fiscal quarter, the registrant’s equity was not listed on any domestic exchange or over-the-counter market and therefore cannot calculate the aggregate market value of its voting common equity held by non-affiliates as of such date. The registrant’s common stock began trading on the NASDAQ Stock Market on August 11, 2017.

The number of shares of Registrant’s Common Stock outstanding as of March 29, 2018 was 16,362,955.

Portions of the Registrant’s Definitive Proxy Statement relating to the 2018 Annual Meeting of Shareholders, are incorporated by reference into Part III of this Report.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements within the meaning of the federal securities laws, which statements involve substantial risks and uncertainties. Forward-looking statements generally relate to future events or our future financial or operating performance. In some cases, you can identify forward-looking statements because they contain words such as “may”, “will”, “should”, “expects”, “plans”, “anticipates”, “could”, “intends”, “target”, “projects”, “contemplates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these words or other similar terms or expressions that concern our expectations, strategy, plans or intentions. Forward-looking statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. We believe that these factors include, but are not limited to, the following:

•	our ability to achieve or maintain profitability;
•	our ability to maintain the value and reputation of our brand;
•	our ability to successfully execute our growth and acquisition strategy;
•	our ability to effectively integrate acquired studios;
•	our financial outlook and financial performance;
•	changes in the sales mix between paid-in-full memberships, monthly memberships and class packages in a given period;
•	capital expenditures needed to pursue our growth strategy;
•	our ability to identify and respond to new and changing trends, customer preferences and other related factors;
•	our ability to execute successfully our growth strategy and to manage effectively our growth;
•	changes in the economy, consumer spending, the financial markets and the industries in which we operate;
•	changes in the competitive environment in our industry and the markets we serve;
•	increases in labor costs;
•	our ability to attract and retain students and to attract, retain and train qualified teachers;
•	our cash needs and the adequacy of our cash flows and earnings;
•	the availability and cost of additional indebtedness;
•	our dependence upon key executive management and our ability to integrate new executives;
•	our reliance on third parties to provide key services;
•	our indebtedness and lease obligations;
•	the impact of governmental laws and regulations and the outcomes of legal proceedings and impact of legal compliance;
•	the effects of restrictions imposed by our indebtedness on our current and future operations;
•	our inability to protect our trademarks or other intellectual property rights; and
•	increased costs as a result of being a public company.

We have based the forward-looking statements contained in this report primarily on our current expectations and projections about future events and trends that we believe may affect our business, financial condition, results of operations, prospects, business strategy and financial needs. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties, assumptions and other factors. These risks are not exhaustive. Furthermore, new risks and uncertainties emerge from time to time and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this report. We cannot assure you that the results, events and circumstances reflected in the forward- looking statements will be achieved or occur, and actual results, events or circumstances could differ materially from those described in the forward-looking statements.

In addition, statements that “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based upon information available to us as of the date of this report, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain and investors are cautioned not to unduly rely upon these statements.

You should read this report and the documents that we reference in this report and have filed as exhibits with the understanding that our actual future results, levels of activity, performance and achievements may be materially different from what we expect. We qualify all of our forward-looking statements by these cautionary statements.

The forward-looking statements made in this report relate only to events as of the date on which such statements are made. We undertake no obligation to update any forward-looking statements after the date of this report or to conform such statements to actual results or revised expectations, except as required by law.

All references in this Form 10-K to the “Company”, “YogaWorks”, “we”, “us,” or “our” are to YogaWorks, Inc.

PART I

Item 1. Business.

Our Mission

YogaWorks is a healthy lifestyle brand focused on enriching and transforming lives through yoga. We strive to honor and empower our students’ journey toward personal growth and well-being, no matter their age or physical ability, in an inclusive and community-oriented environment.

Historical Background

Our operating subsidiary, Yoga Works, Inc., was formed as a California corporation in 1987. Since its formation, we have grown from a single studio in Santa Monica, California to 66 studios in nine markets, primarily through acquisitions and, to a lesser extent, through new studio openings.

In 2015, we accelerated our acquisition strategy by purchasing 17 studios in three geographic markets and in 2017 acquired 16 studios in three markets. On April 10, 2017, we changed our name from YWX Holdings, Inc. to YogaWorks, Inc.

On August 16, 2017, we completed our initial public offering (“IPO”) whereby we sold 7,300,000 shares of our common stock registered at a price of $5.50 per share. We received proceeds from our IPO of $37.6 million after deducting underwriters' discounts and commissions of $2.5 million, but before deducting offering costs of $2.6 million. Following our IPO, our shares of common stock are traded on the NASDAQ Global Market under the symbol “YOGA”.

We are one of the largest providers of high quality yoga instruction in the U.S., with almost 3 million student visits in 2017 and 66 company-owned studios, as well as our Internet-based digital media service, MyYogaWorks.com.

YogaWorks is the only national, multi-discipline yoga instruction company, and our highly recognizable brand is present in nine geographically dispersed U.S. markets—Los Angeles, Orange County (California), Northern California, Houston, Atlanta, Washington, D.C., Baltimore, New York City, and Boston. Our teachers taught close to 190,000 classes in our studios and attracted more than 240,000 students in 2017. Since 1990, we have offered the YogaWorks teacher training program, which we believe is the gold standard within the yoga community and respected across the globe for instructing teachers on how to teach yoga to a broad population of students. We believe our YogaWorks teacher training program extends our brand beyond our current nine markets and that many of our 12,000 graduates serve as ambassadors of the YogaWorks brand and help us identify new markets.

YogaWorks for Everybody

We believe our approach to yoga has broad appeal and positions us for continued success. We strive to make yoga accessible to everyone and offer a lifestyle approach that can be applied on and off the mat. We help people improve their physical and mental well-being through the 5,000-year old tradition of yoga, which we practice as a community-oriented experience. Our bright, clean and inspiring studios offer a broad range of yoga disciplines and ability levels to meet the needs of a wide variety of students—from fast-paced flow to soothing restorative or integrated fitness classes. Our classes are designed to safely challenge practitioners of all levels, making yoga accessible to a diverse population ranging from beginners and casual practitioners to seasoned yogis and professional athletes. Students with limited mobility or those intimidated by traditional gym environments can stretch their bodies and their minds at YogaWorks to achieve a sense of accomplishment and relaxation and advanced yogis can be challenged by our seasoned teachers who provide a challenging and rigorous curriculum to deepen their practice.

We believe our teacher training offerings enhance our brand, provide us with a steady stream of well-trained, talented teachers, and help us maintain a leadership position in the industry. Our training program is also an effective outreach tool, as our graduates often become ardent champions of our brand and programming. Additionally, by offering teacher classes in geographies where we do not operate a studio, we are able to extend our brand to new U.S. regions.

To make yoga accessible, we offer flexible pricing options that provide greater value with increased class usage. Students can choose from membership programs (monthly, six months or annual), packages of classes or single drop-in classes. Whether students seek a long-term commitment or single session, they can find a studio and class that works for them.

In addition to our in-studio instruction and teacher training programs, YogaWorks has developed, and markets and sells online subscriptions to MyYogaWorks.com, an on-demand video library of over 1,100 proprietary instructional classes that allows students to practice yoga anytime, anywhere. We believe our MyYogaWorks.com classes are complementary to our in-studio classes as students can focus on a particular pose, hone a skill or continue their practice between visits. Our video classes are expertly taught by YogaWorks-trained teachers. While there is no hands-on instruction or community participation, MyYogaWorks.com offers students another way to connect with us and to access yoga in a convenient manner to further their healthy lifestyle. MyYogaWorks.com streamed almost 700,000 classes to over 25,000 users in more than 185 countries in 2017. Through MyYogaWorks.com, we are also able to extend our brand presence beyond our physical studio footprint and allow our teachers to reach students beyond the classroom.

Financial Performance

We derive our revenues from multiple sources, including in-studio instruction and retail sales, teacher training, workshops and subscriptions to MyYogaWorks.com. We believe our compelling value proposition to our students, consisting of competitive pricing for high-quality instruction, has also driven our growth throughout a variety of economic cycles and conditions since we were founded in 1987.

Our significant growth is reflected in:

•

66 studios at December 31, 2017 reflecting a compound annual growth rate (“CAGR”) of 22.4%, from 24 studios at December 31, 2012 (primarily related to our acquisition of 17 studios and 16 studios, in 2015 and 2017, respectively);

•	3.0 million visits in 2017, reflecting a CAGR of 10.5%, from 1.8 million visits in 2012; and
•	Net revenues of $54.5 million in 2017, reflecting a CAGR of 8.4%, from $36.4 million in 2012.

Our recent growth has been driven by our strategy of adding studios primarily through acquisitions and selectively opening new studios. Through acquisitions we can quickly gain students, grow our market share and build on the operating momentum of these acquired businesses. Our acquisition strategy also allows us to immediately gain a strong presence in targeted markets and local communities.

We have developed a multi-factor evaluation system that allows us to quickly assess potential acquisition candidates and continually add qualified new targets to our active outreach process. We have also built an efficient due diligence review workflow, and a proven post-acquisition integration methodology that is designed to facilitate a seamless student, teacher and staff transition to the YogaWorks operating model. In addition, we have a proven history of retaining and improving the student and teacher focus of each studio or chain of studios acquired. Our acquired studios have experienced positive results under our ownership, benefiting from being part of our brand and implementing our best practices.

Our Market Opportunity

Market Awareness, Yoga Participation and Spend

The practice of yoga in the U.S. is gaining popularity. According to the IBISWorld Report, approximately 37 million Americans practiced yoga in 2016, up from approximately 20 million in 2012, representing 80% growth. According to the Sports Club Advisors, Inc. Industry Snap Shot from April 2016, the number of yoga practitioners is expected to grow to 55.1 million Americans in 2020, representing 50% more participants than 2016. Yoga awareness among Americans has increased from 75% to 2012 to 90% in 2016, according to the 2016 Yoga in America Study. According to the same study, in 2016, yoga practitioners spent over $16 billion on instruction, apparel, equipment and yoga accessories; over one-third of that figure, or approximately $5.8 billion, was spent on instruction in 2016. At $16 billion in 2016, spending on yoga has increased by $6 billion since 2012.

In addition to the increasing number of young yoga practitioners, there are more male and older yoga practitioners today than ever before and they are growing at meaningful rates. Approximately 10 million men and 14 million practitioners over the age of 50 participated in yoga in 2016. Comparatively, only 4 million men and 4 million practitioners over the age of 55 participated in yoga in 2012. As the U.S. population ages and continues to live longer, many of the benefits of yoga, which include strength, flexibility and mental clarity, will continue to be relevant to more people across all age groups and drive more people to try yoga. The average age of a yoga practitioner is 32, which is nearly a decade younger than the average age of a person in the traditional fitness market. This is not surprising as yoga is increasingly being offered in schools (from preschool to high school) due to its physical benefits as well as a way of calming students’ minds and reducing stress. This trend towards students learning yoga at a young age continues as more schools and communities adopt this view of yoga.

Appeal to Broad Demographic

We offer a high-quality fitness experience throughout our entire yoga studio network that appeals to a broad student demographic at attractive price points. The variety of classes and styles we teach distinguishes us from our competition and allows us to accommodate students from a wide range of backgrounds. We make yoga accessible to a diverse population ranging from beginners and practitioners with physical limitations and limited mobility, to advanced yogis and super fit athletes. We strive to create a welcoming and non-judgmental environment, where we are able to attract a broad demographic based on age, household income, gender and ethnicity. Our student base is approximately 80% female and 20% male with over 60% of the students earning over $75,000. In addition, our student base is widely distributed in age ranging from 25 to 64 years old with the majority of our students having attended or graduated college. We believe our broad appeal, our flexible pricing and our ability to attract occasional and first-time yoga users as well as advanced practitioners position us to continue to reach large segments of the population in a variety of markets and geographies across the U.S.

Our Growth Strategy

We believe we are ideally positioned to consolidate the highly fragmented yoga studio market. We plan to strengthen our presence in existing markets and selectively enter new markets predominantly by acquiring independently owned yoga studios. Based upon internal and third-party analysis of the number of currently existing yoga studios throughout the U.S., and assuming sufficient access to capital and successful execution of our business plan, we believe we have the opportunity to increase our studio count to over 250 studios in the next several years. We believe that acquisitions of existing studios and their thriving student bases can be an effective, profitable and risk-mitigating way to enter a new regional market versus building a new studio and waiting for attendance to ramp up over time. We will, however, selectively open new YogaWorks studios to complement existing and acquired regional studio clusters where there is sufficient density of population to support more of our studios.

Over the past 14 years, we have successfully integrated numerous acquisitions. In 2003, we acquired 3 studios located in Orange County, California. In 2004, we acquired 2 studios in the Los Angeles area and 4 studios in the New York City area (6 studios total). In 2007, we acquired one studio in the Los Angeles area. In 2008, we acquired 3 studios in the Northern California area. In 2013, we acquired 2 more studios in the Los Angeles area. In 2015, we acquired 17 studios through four acquisitions (Be Yoga, Yoga Tree, Back Bay Yoga Studio and Charm City Yoga). In 2017, we acquired 16 studios through five acquisitions (Tranquil Space, Pure Prana, Pure Om, YogaOne and Infinity Yoga).

We believe our significant experience in identifying attractive acquisition targets, our industry reputation, our proven integration process and solid operational infrastructure create a compelling platform for growth via acquisitions. Through future acquisitions, we can leverage our corporate infrastructure to grow our brand in both new and existing markets by quickly tapping into the thriving yoga communities that already exists in nearly every city in the U.S. For the yoga student, this expansion plan offers greater choices for quality yoga and the ability to practice at a greater number of locations across the U.S. Finally, for the yoga teacher, our expansion provides the opportunity to teach more classes for a single employer with the ability to qualify for insurance and other employee benefits that are often not available when teaching for independent studios.

Drive Increased Visits, Net Revenues and Regional Market Share

We remain focused on developing and offering high-quality yoga programming supported by our industry-leading teacher training to drive increased visits, net revenues and regional market share.

Specifically, we intend to generate growth in visits, net revenues and market share by executing on the following strategies:

•

Increase our Brand Awareness. We will continue to increase YogaWorks’ brand awareness and consumer loyalty through new and innovative marketing outreach, studio acquisitions, new studio openings and expansion of our digital presence. Our marketing efforts reflect our authentic and localized brand characteristics, and are comprised of grassroots and word-of-mouth marketing that include local events to enhance our unique profile in the communities where we operate. Our ability to engage with consumers across nine regional markets demonstrates the effectiveness of our nationally-managed, but locally-focused marketing spend. In addition to our programming, we also engage with students through our mobile application that allows them to plan and schedule classes and to learn more about their teachers. Additionally, we are launching new initiatives through technology investments to better communicate digitally with our consumer base. We believe that increased brand awareness for YogaWorks will result in increased studio visits and net revenues and ultimately enhance profitability.

•

Expand Teacher Training and Workshops. As one of the most recognized teacher training programs in yoga, we plan to continue investing in the continuing education of our students and teachers, thereby driving the profitable revenues that the teacher training program brings to our company. Workshops, primarily used to deepen our students’ practice, have also been an incremental revenue opportunity by utilizing excess studio room capacity. Workshops are also a chance for popular teachers to earn additional income. In addition, workshops allow our students and teachers to access visiting master yoga teachers from around the world as well as renowned health and wellness experts in order to deepen their practice and earn continuing education credits. We believe our highly trained teachers, teacher training programs and our workshops inspire deep brand loyalty across our consumer base, driving visits and net revenues growth, while preserving our industry leadership.

•

Grow MyYogaWorks.com. We plan to continue to add quality content for MyYogaWorks.com, improving the user experience and increasing the site’s functionality, including potentially adding live streaming. We are launching several initiatives to cross-sell consumers who use MyYogaWorks.com to join us in our studios for live instruction and hands-on one-on-one attention from our teachers. We are also exploring relationships with companies and complementary brands to drive growth and increase awareness of the MyYogaWorks.com platform.

Leverage our Infrastructure

In preparation for our continued growth, we have built out our corporate infrastructure over the past several years. We now have the corporate, regional and studio-level management personnel in place, as well as the information technology platform, to support our future growth and acquisition strategy, without significant new investments in corporate infrastructure. Our existing infrastructure in administration, accounting, information technology, our new website, human resources, training, marketing and operating systems and processes can be leveraged across all additional studios to eliminate duplicative costs in acquired studios and realize synergies. With a larger number of studios, we believe we will be able to negotiate and secure more favorable rates for insurance, bank fees, merchandise and certain capital expenditures. As our studio base grows, expenses for our corporate and regional overhead should become a smaller percentage of our net revenues. We will also continue to benefit from our strategy of “clustering” studios in distinct geographic regions. By building scale in existing markets, we will increase our local brand awareness and consumer engagement without spending incrementally more on marketing costs as a percentage of net revenues.

Pursue Brand Extension Opportunities

We intend to extend and monetize the YogaWorks brand in the following areas:

•

Corporate Relationships. We believe we can capitalize on our position as an industry authority on high-quality, multi-discipline yoga to establish relationships with large corporations, health insurers and other institutions to incorporate YogaWorks classes into their employee wellness programs and encourage them to promote the usage of YogaWorks studios.
•

Retail. We believe that our retail and merchandise offerings contribute to a high quality in-studio environment for our students and better enable them to live the YogaWorks lifestyle. In addition, there is considerable opportunity to expand our retail and merchandising offerings going forward, including the launch of YogaWorks-branded apparel and accessories as well as offering select merchandise to be sold via e-commerce.

•

Licensing. We believe we have an opportunity to license the YogaWorks brand into new complementary healthy lifestyle categories that would benefit from our brand reputation and market recognition. Examples include licensing MyYogaWorks.com content to media companies and content providers and through alternative online distribution channels.

•

Publishing of Digital Content. We also see an opportunity to publish our yoga class content and stream live classes via MyYogaWorks.com which will help us maintain our industry leadership position and increase the additional revenue that could be generated through our planned e-commerce platform.

Programming

Our programming supports a multi-channel distribution platform designed to serve our students wherever they want to practice yoga. We strive to create a seamless experience that integrates the offerings available through our studios, a variety of special events and MyYogaWorks.com. As a result, YogaWorks students can continue their practice wherever they may be, whether in our studio, at home or while travelling. Our continued national expansion will only further this benefit for our students.

In-Studio Programming

Our diverse in-studio programming and focus on instruction provides a differentiated and ideal environment for both seasoned yogis as well as beginners and casual enthusiasts. We believe we have highly relevant and compelling yoga offerings that meet our students’ needs. Further, given our teachers’ deep knowledge of yoga traditions and teaching styles, we have proven insights into changing yoga trends and consumer preferences. We are able to quickly interpret these trends for our students through our evolving and thoughtful schedule of classes. Our local approach to programming allows us to tailor our schedule in each market to best serve our students’ needs based on the nuances of each community.

We have created an extensive number of classes for each skill level, which allows us to offer our students multiple paths on their journey from beginner to experienced yogi. Class types include fast-paced flow classes (such as Vinyasa flow, some set to music), slower and more stretch oriented sessions (such as our signature YogaWorks, Hatha or Yin classes), relaxing restorative classes (to soothe and calm the body and mind), beginners and gentle offerings (that move slowly and focus on basics), and even integrated fitness options (such as SculptWorks and BarWorks). As we strive to be inclusive and flexible with our offerings, classes are determined and scheduled based on consumer acceptance and attendance. Furthermore, we carefully review classes and teachers monthly, making adjustments as appropriate, to optimize the style, duration, teacher and time of day for every class.

We have a disciplined operating structure that shares best practices across our different regions in order to maintain a consistently high level of service. We also have a dedicated Customer Experience team that seeks to uphold the YogaWorks standards and deliver a consistent YogaWorks experience. We believe this sets us apart from our competition, as we are able to operate successful studios in many different markets that share the YogaWorks brand, while at the same time providing flexibility to accommodate regional differences.

MyYogaWorks.com Programming

MyYogaWorks.com is an online, on-demand video library of over 1,100 instructional classes that allows students to personalize their yoga practice anytime, anywhere. Through MyYogaWorks.com, we are able to extend our brand presence beyond our physical studio footprint. In 2017, MyYogaWorks.com streamed almost 700,000 classes to over 25,000 users in more than 185 countries. We produce our own professional-quality content in-house and own the content for multiple distribution opportunities. We feel it is important to update our video library and film new videos each month to rotate our featured classes and provide more teachers, styles and options to our growing customer base.

MyYogaWorks.com offers more than just online classes. We have created an online yoga community where we nurture a health and wellness lifestyle. Members can save their favorite classes, create their own playlists and provide feedback. Students can also elect to participate in a Journey Series which is curated content on a particular pose, benefit, or style to motivate a student to accomplish a particular goal in a 5-, 10- or 14-day sequence.

Above all, our online videos are of exceptional quality. Each teacher featured must be Yoga Alliance certified, and is trained to give clear alignment cues and create safe sequences for our practitioners to follow despite there being no ability for hands-on adjustments. While anyone can post yoga videos to the Internet, it is the high-quality teacher instruction that separates us from everyone else.

Teacher Training

With over 1,900 teachers employed in our studios, the consistent quality of our instructors is critical to our success. Innovative and comprehensive teacher training has been a core philosophical business practice since our Teacher Training program was founded over 25 years ago, soon after the opening of our second studio. In order to grow our business, we need exceptional teachers, and our teacher training program has been critical to maintaining and increasing the depth of our teacher roster. Since its inception, over 12,000 teachers have graduated from our teacher training program across more than 25 countries. Our program is now considered the gold standard across the industry, with a 4.75-star (out of 5) rating from Yoga Alliance. We offer both a 200-hour and 300-hour program to prospective teachers and students. Becoming a teacher is not the only motivation for taking a 200-hour teacher training. Many students take the training simply to deepen one’s practice or have a transformational experience. We strive to continually enhance our teacher training programs with new techniques, teaching strategies and updated yoga education principles.

We believe our teacher training programming is a primary driver of our appealing studio experience and has resulted in our strong lifestyle brand as well as our market recognition as a leading authority on the growing yoga movement, particularly for safe and effective yoga practices. We utilize this program to identify new teacher talent for our studios and it is also an effective outreach tool for YogaWorks, as our graduates often become ardent champions of our brand and programming and share their enthusiasm for our programming with other students and would-be teachers. Additionally, by offering teacher training classes in geographies where we might not operate a yoga studio, we are able to extend our brand to new locations and learn more about the local yoga communities in those markets.

Our approach to training teachers is not YogaWorks-specific and therefore, our teacher graduates can teach at other studios, which expands the pool of prospective teachers who may select one of our programs. Our training programs are proprietary and we believe they offer teachers a compelling and differentiated teaching platform. We believe our program is respected for teaching teachers how to tailor and curate classes, have a presence in the room and truly teach students, rather than having an emphasis on teachers memorizing and repeating a rote sequence of postures.

We have more than 80 YogaWorks teacher trainers employed worldwide who have become experts in both yoga and the art of teaching. These trainers teach classes in our studios in addition to leading our teacher training programs. In 2017, we held approximately 100 teacher training programs in 16 countries. We offer teacher training programs that are taught in our YogaWorks studios as well as in non-YogaWorks studios.

Pricing

Classes

Our studios have membership and class package options that are diverse, transparent and flexible, just like our classes. Our pricing plans are designed to provide our students with optimal flexibility and compelling value. Whether they seek a long-term commitment or a single drop-in session, our students can find a studio and price structure that works for them. We believe our class packages and unlimited membership programs are priced at or below the industry average while at the same time providing our students with a higher quality yoga experience.

Pricing for our classes varies by region. As of December 31, 2017, on average, our students paid approximately $90-135 per month for a membership which includes unlimited yoga and fitness classes at our studios, with different pricing options depending on the number of studios the student would like to access. We also offer six-month and annual prepaid memberships at competitive prices. For students who prefer to visit a single studio, we provide a variety of options from unlimited memberships to class packages in increments of 10 or 20 classes. YogaWorks unlimited memberships provide access to the following benefits: unlimited yoga and fitness classes, 1 guest pass per month, $5 members-only monthly subscription rate for MyYogaWorks.com, rewards for referring new members, 5% discount on retail merchandise, 15% off of the student’s first private yoga packages and 15% off of the student’s first package of Pilates reformer classes. We also offer private classes for those who wish to receive one-on-one instruction. Our pricing strategy is simple: the more our students treat themselves to our classes, the more value they receive in return.

Strategy

In early 2016, we began evolving our pricing, product and promotional strategies. By July 2016, we had successfully implemented class package options at all of our studios in addition to adding the ability of our students to purchase memberships and packages online. We believe the offering of additional products that provide more flexibility will draw a broader student base over time. During the same period, we reduced our reliance on deeply discounted promotional programs, including annual membership drives that historically drove a significant amount of prepaid annual memberships, as a key revenue generation tactic. Our intent is to focus the students’ attention on content and product, instead of price, and thereby extend our long-term brand equity as a result.

Teacher Training

We offer both 200-hour and 300-hour programs to prospective teachers in our teacher training program.

•

Our 200-hour program is the most popular because it appeals not just to students who want to become teachers but also to those simply looking to deepen their practice. Many yoga studios will employ teachers with just 200 hours of training so this program also meets a demonstrated market need. The tuition for our 200-hour program is approximately $3,500.

•

Our 300-hour program is designed for graduates of our 200-hour program who want to continue their studies, become better teachers or pursue teaching a YogaWorks signature class. This program includes a mentorship with a master teacher to personally hone technique with hands-on instruction in actual classes with live students. The tuition for our 300-hour program is approximately $4,200.

MyYogaWorks.com

MyYogaWorks.com offers unlimited access to over 1,100 online yoga classes through a monthly subscription model, offering options based on monthly price and the length of the subscription. Our most popular plan is $15 per month, with no long-term commitment. We also offer a $5 monthly subscription rate for students that have a YogaWorks studio membership.

Acquisition Integration Strategy

Studio acquisitions have been and are a significant part of our history and continued growth strategy as we have acquired 70% of our 66 studios. We target yoga businesses we believe we can effectively integrate with our YogaWorks brand.

We have developed a comprehensive acquisition integration process designed to facilitate a seamless transition to the YogaWorks operating model from the vantage point of employees, students and teachers. Our goal is to remember that the student comes first and that we must maintain the momentum of a student’s practice to keep them working toward their goals. Retaining staff and teachers is important for the continuity with the students but also for the local community we value.

Specifically, several owners who have sold their studios to YogaWorks in 2017 were immediately hired by us as teachers (including owners from Tranquil Space, Pure Om, YogaOne and Infinity Yoga), and remained with us after the closing of the applicable acquisition. In other cases, selling owners have chosen to do something different with their career following the closing of the acquisition, but have remained advocates of the YogaWorks brand, helping us continue to grow the communities they had built.

We implement a tested, multi-stage integration process with numerous checklist items to integrate with our human resources, finance, IT, marketing and operations personnel, systems and workflow.

We then slowly make customer-facing changes like updating signage, the studio website and our mobile application to begin the transition to the YogaWorks brand. Our integration process also includes the investment of necessary capital in newly acquired studios to upgrade facilities and equipment where appropriate, so that these studios are set up for success and have the visual elements that identify our YogaWorks brand. This thoughtful and methodical approach has proven successful in retaining students, employees and teachers and driving growth post-integration.

Administrative Systems

We seek to quickly integrate the acquired studio into our point of sale, accounting, human resources, information technology and other operating systems after the acquisition, thereby allowing us to more efficiently operate the studio and monitor performance. In many cases, the acquired studio already utilizes the same point of sale system as YogaWorks, which simplifies both the diligence and integration processes while reducing training costs.

Programming and Branding

One of the most delicate areas of the integration is the programming. Our first goal is to take an even deeper dive into understanding the teachers, the mix of classes and class attendance statistics to ensure we fully understand the nuances that make programming successful at each studio. In doing so, we learn more about what appeals to the existing students and to the broader community before applying any changes. We make small changes at first, including monitoring attendance and training local staff with our best practices so that each business can scale. We slowly integrate our class formats, our branding and marketing and our ideology over time in order to minimize disruption to the acquired studio’s class offerings while bringing the studio under the YogaWorks umbrella. We do not immediately change the brand to YogaWorks, but build up to the name change gradually over several weeks or months in order for both the teachers and students to trust our brand and gain confidence that the re-flagged studio will maintain the sense of community that initially drew them to that studio. This approach has earned us the reputation of being respectful to the owners and community and showing we genuinely care about our mission.

Marketing

We primarily use grassroots and viral marketing activities in each of our studio markets to build brand awareness and increase studio attendance with existing and new students. We believe our students and teachers are the most impactful and efficient marketing tools we have. Our reputation as the premier yoga studio operator drives our viral marketing, which inspires new students to try our yoga classes. Information about our studios, schedules and numerous offerings are easily accessed via our consumer-friendly website and mobile application. In addition, we deploy digital campaigns focused on expanding our brand that have historically been successful for us. We have a growing social media presence with a total following as of December 31, 2017 of over 275,000 touchpoints, including approximately 72,000 Facebook fans, 60,000 Instagram followers and 144,000 Twitter followers.

Our marketing programs target a broad range of students, including the smaller but faster growing populations in yoga like over 65-year olds, under 18-year olds and pregnant women, for whom we believe yoga and meditation is appealing given these population groups’ lifestyles, consumer preferences and stress levels.

Currently we offer various introductory promotions, such as first class free and weekly packages, to new students. We believe that our introductory specials are an effective way for people to try YogaWorks, as it typically takes a few classes to develop a new behavior and begin the relationship building process with our studios. Once students sample our classes, our staff personally follow up to see how they enjoyed the class and offer to assist finding additional classes to try. We also send personalized direct marketing to communicate news and encourage more visits. Attracting new students is an important part of our marketing strategy as we always want to introduce new students to yoga and YogaWorks. Specifically, we have a new student referral program and a loyalty program under which rewards earned can be used towards discounts on private yoga and Pilates sessions, classes, apparel and accessories in our studios. These are important tools to not only attract new students but also to retain loyal students.

In 2017, we strengthened our marketing department with new leadership, bringing proven experience in acquiring new students. In addition, we intend to dedicate increased resources to advertising and marketing in the future. Our national marketing efforts will be complemented by our important grassroots marketing efforts led by the local teachers and studio staff. From cross-promotions with other businesses to donation classes or community events, we will continue to spread the word about YogaWorks through local efforts.

Studios

Our bright, clean and inspiring studios typically have two yoga rooms, space dedicated and designed for our retail offerings, lockers and restrooms. We target a size between 3,500 and 5,000 square feet, but may have larger or smaller studios depending on the market and sales and visit volume of a given studio. Many of our higher volume locations have two or three yoga rooms. Each yoga room is equipped with equipment for our students, including mats, blankets, blocks and straps. While the instructor leads the class at the front of the room, he or she also walks around during the class giving hands-on, one-on-one attention to individualize each student’s experience and instruct on proper technique. Our studios all have, or soon after acquisition will have, visual elements that are distinctive to the YogaWorks brand, including visible signage. Most importantly, we strive to provide students with a warm and appealing ambiance and customer experience from the moment they walk into our studios. Students are welcomed by our greeters who are trained to make our students feel welcome and informed about the YogaWorks experience.

Real Estate

We opened our first studio in 1987 in Santa Monica and opened a second studio in the same area several years later. Since then, we have expanded through acquisitions and new studio openings in the greater Los Angeles area as well as in five new markets: Northern California, New York City, Boston, Baltimore/Washington, D.C. and Orange County (California). Between 1996 and July 2014, we grew from 2 studios to 27, and since our acquisition by Great Hill Partners in July 2014, we have added 42 studios and relocated or closed 3 studios. In 2017, we opened a new YogaWorks studio in the Chestnut Hill neighborhood of Boston and acquired 16 studios in the Washington, D.C. area, Houston and Atlanta. In 2017, we divided the Baltimore/Washington, D.C. region into two separate regions and now have 9 regions in the U.S.

As of December 31, 2017, we operated 66 studios in nine markets in the U.S. We lease all of our studio locations and our corporate headquarters, which is located in Culver City, California. The following list shows the number of studios we operate in each major market.

Regional Market	Number of Studios
Los Angeles	17
Orange County (California)	4
Northern California	13
Houston	7
Atlanta	4
Washington, D.C.	6
Baltimore	7
New York	5
Boston	3
Total studios	66

We are flexible in the type of real estate venues we will pursue, making our studio model extremely portable. We focus on securing convenient locations that include easy customer access and parking. We do not believe we need to be in malls or expensive ground floor retail locations with high foot traffic in order to drive visits to our studios. Many of our studios are located in less expensive second floor locations. Given that we are a destination location, we do not need to rely on foot traffic in front of our studios to the same extent as many retail stores.

Seasonality

We have historically experienced some seasonal and quarterly variations in our net revenues and income from operations. These variations are primarily related to increased class visits during our first quarter, as students tend to exercise more regularly at the beginning of each calendar year as a part of setting goals for the upcoming year. We also see minor fluctuations year-to-year based on class cancellations due to weather-related issues.

Competition

Because many of our students are first-time or occasional yoga practitioners, we believe we compete with both fitness and non-fitness consumer discretionary spending alternatives for our members’ and prospective students’ time and discretionary resources.

To a great extent, we compete with other industry participants, including:

•	individual, single-unit independent operators and small, multi-unit operators, with limited regional brands;
•	other branded operators in the yoga industry, like CorePower Yoga;
•	subscription based digital fitness programs and offerings, such as YogaGlo, and other mobile applications and websites that provide free instructional yoga videos, including YouTube;
•	health clubs and fitness centers, some of which offer or may want to offer yoga, such as Equinox, Life Time Fitness, LA Fitness, 24 Hour Fitness, Planet Fitness and Town Sports International;
•	private studios and other boutique fitness offerings (such as those offering barre, Pilates, bootcamps and spinning);
•	recreational facilities established by non-profit organizations and by businesses for their employees;
•	racquet, tennis and other athletic clubs;
•	amenity and condominium/apartment clubs;
•	country clubs;

•	online personal training and fitness coaching; and
•	businesses offering similar services.

The fitness and healthy living industry is highly competitive and fragmented, and the number, size and strength of competitors vary by region. Some of our competitors have national name recognition or an established presence in local markets, and some are established in markets in which we have existing stores or intend to locate new stores.

We believe that we successfully compete based on our high-quality class offerings, diversity of programming, competitive price points, passionate and dedicated teachers and the local community culture of each of our studios. Our offerings are also often complementary to other fitness concepts.

Our competition will continue to increase as we add studios in existing markets and expand into new markets.

Information Technology and Systems

We utilize MINDBODY Online, an online health-focused business management software, which handles processing class sign-ups, billing students, updating student information, processing point-of-sale transactions and online payments, tracking and analyzing sales data, studio utilization, billing performance and demographic profiles. Our websites are hosted by third parties, and we also utilize other leading third-party vendors for our key systems, including ADP and UltiPro, for payroll, and Oracle Cloud, for accounting and financial reporting. For MyYogaWorks.com, we use Recurly, a billing management software solution for payment processing, and use Ooyala, for online streaming of our MyYogaWorks.com videos.

Intellectual Property

We own a number of registered trademarks and service marks in the U.S. and in other countries. We also own several teacher training manuals and curriculum that we use in our teacher training. In addition, we own domain names, including YogaWorks.com and MyYogaWorks.com. We believe the YogaWorks name and logo and the many distinctive marks associated with it are of significant value and are very important to our business. Accordingly, as a general policy, we pursue registration of our marks in the U.S. and in select international jurisdictions, monitor the use of our marks and oppose any unauthorized use of the marks.

We register some of our copyrighted material and otherwise rely on common law protection of our copyrighted works, such as our library of videos streamed through MyYogaWorks.com. Such copyrighted materials are beneficial, but not material to our business.

We protect our intellectual property rights through a variety of methods, including enforcing trademark laws, as well as utilizing confidentiality agreements with vendors, employees, consultants and others who have access to our proprietary information.

Government Regulation

We are subject to various U.S. federal, state and local laws affecting our business, including labor and employment laws, laws governing advertising, privacy laws, safety regulations and other laws, including consumer protection regulations that govern the operation of our studios and the promotion and sale of retail merchandise.

We are also subject to the U.S. Fair Labor Standards Act of 1938, as amended, and various other laws in the U.S. governing such matters as minimum-wage requirements, overtime and other working conditions. A significant number of our employees are paid at rates related to the U.S. federal minimum wage, and past increases in the U.S. federal minimum wage have increased our labor costs, as would future increases.

We are responsible at our studios for compliance with state laws that regulate the relationship between health clubs and their members. Nearly all states have consumer protection regulations that limit the collection of monthly membership dues prior to opening, require disclosures of pricing information, mandate the maximum length of contracts and “cooling off” periods for members (after the purchase of a membership), set escrow and bond requirements for health clubs, govern member rights in the event of a member relocation or disability, provide for specific member rights when a health club closes or relocates, or preclude automatic membership renewals.

Employees

As of December 31, 2017, we had over 2,000 employees including over 700 part-time employees at our studios and approximately 60 employees at our corporate headquarters, currently located in Culver City, California. None of our employees are represented by labor unions, and we believe we have an excellent relationship with our employees.

Item 1A.	Risk Factors.

Our business and an investment in our securities involves a high degree of risk. In deciding whether to invest, you should carefully consider the following risk factors, as well as the financial and other information contained in this Annual Report on Form 10-K, including our consolidated financial statements and related notes. Any of the following risks could have a material adverse effect on our business, financial condition, results of operations or prospects and cause the value of our stock to decline, which could cause you to lose all or part of your investment. Additional risks and uncertainties of which we are unaware, or that we currently deem immaterial also may become important factors that affect us.

Risks Related to Our Business and Industry

We have incurred losses in the past, expect to incur losses in the future and may never achieve or maintain profitability.

We incurred a net loss of $23.4 and $9.5 million for the years ended December 31, 2017 and 2016, respectively. We had accumulated deficit of $57.1 and $32.7 million as of December 31, 2017 and 2016, respectively and had working capital of $11.4 million at December 31, 2017 and negative working capital of $3.7 million at December 31, 2016. We expect our operating expenses to increase in the future as we expand our operations. As a public company, we incur additional legal, accounting and other expenses that we did not incur as a private company. If our net revenues do not grow at a greater rate than our expenses, we will not be able to achieve and maintain profitability. We may incur significant losses in the future for many reasons, including the other risks and uncertainties described in this document. We may also encounter unforeseen expenses, operating delays or other unknown factors that may result in losses in future periods.

If we are unable to maintain the value and reputation of our brand, our business will be harmed.

The YogaWorks name is integral to our business as well as to the implementation of our strategies for expanding our business. Maintaining, promoting and positioning our brand will depend largely on the success of our ability to provide a consistent, high-quality student experience, our marketing, merchandising and community-building efforts and successfully integrating studios acquired pursuant to our growth strategy. We believe that we have built our reputation on the high quality of our in-studio classes, our commitment to our students, our strong employee culture and the atmosphere and design of our studios, and we must protect and grow the value of our brand in order for us to continue to be successful. We rely on social media and digital marketing, as some of our marketing strategies, to have a positive impact on both our brand value and reputation. Our brand could be adversely affected if we fail to achieve these objectives or if our public image or reputation were to be tarnished by negative publicity. Any incident that erodes student loyalty for our brand could significantly reduce its value and damage our business. Additionally, while we devote considerable efforts and resources to protecting our intellectual property, if these efforts are not successful, the value of our brand may be harmed. Our failure to maintain the value and reputation of our brand could have a material adverse effect on our financial condition and growth.

Our growth strategy is highly dependent on our ability to successfully identify and acquire studio targets and integrate their operations with ours.

Our growth strategy primarily contemplates expansion through targeted acquisitions of other yoga studio businesses. Implementing this strategy depends on our ability to successfully identify opportunities that complement our businesses, share our business and company philosophy and operate in markets that are complementary to our operations and the communities in which we operate. We will also need to assess and mitigate the risk of any target opportunity, to acquire targets on favorable terms and to successfully integrate their operations with ours. We may not be able to successfully identify opportunities that meet these criteria, or, if we do, we may not be able to successfully negotiate, finance, acquire and integrate them. Even if we enter into confidentiality agreements or letters of intent with potential studios, we may not be able to complete the acquisition. If we are unable to identify and acquire suitable studios, our revenue growth rate and financial performance may fall short of our expectations. If we are successful in acquiring studio targets, we may not be able to successfully integrate the operations of these studios with ours, to execute the growth objectives of our combined operations or to realize the revenue opportunities or cost savings that may be assumed. In addition, any such opportunity may require us to raise additional capital, which may be dilutive to our existing shareholders, or require us to incur additional indebtedness. If our analysis of the suitability of a studio or group of studios for acquisition is incorrect, we may not be able to recover our capital investment in acquiring such studios.

Our recently acquired or newly opened studios may negatively impact our financial results in the short-term and may not achieve sales and operating levels consistent with our existing studios on a timely basis or at all.

We have actively pursued new studio growth, primarily through acquisitions, and plan to continue doing so in the future. Many of our studios are still relatively new as YogaWorks-branded studios, as we have opened or acquired 21 studios since January 1, 2016. We cannot assure you that our recently acquired or newly opened studios will be successful or reach the sales and profitability levels of our existing studios. New studio acquisitions may negatively impact our financial results in the short term due to the effect of studio conversion costs, loss of students or teachers at the acquired studios, lower class package and drop-in class sales and lower contribution to overall profitability during the initial period following an acquisition. Acquired and newly opened studios require a transition period to build their sales volume and their student base and, as a result, generally have lower margins and higher operating expenses, as a percentage of net revenues, when initially acquired or opened. Newly acquired and opened studios may not achieve membership levels, class package and drop-in class sales and operating levels consistent with our existing studio base on a timely basis, or at all. We cannot assure you that our recently acquired or newly opened studios will generate revenue, cash flow or profitability levels comparable with those generated by our existing studios. These risks may have an adverse effect on our financial condition, operating results and growth rate.

Our expansion into new markets may present increased risks, which could affect our ability to achieve or maintain profitability.

As part of our growth strategy, we plan to enter markets where we have little or no operating experience. Studios that we operate in new markets may take longer to reach expected studio sales and profit levels on a consistent basis and may be less profitable than studios we open in existing markets. New markets may have competitive conditions, consumer tastes and discretionary spending patterns that are more difficult to predict or satisfy than our existing markets. We may need to make greater investments than we originally planned in advertising and promotional activity in new markets to build brand awareness. We may find it more difficult in new markets to hire, motivate and keep qualified employees who share our values. We may also incur higher costs from entering new markets if, for example, we assign regional managers to manage comparatively fewer studios than we assign in more developed markets. Also, until we attain a critical mass in a market, the studios we do operate will have reduced operating leverage. As a result, these new studios may be less successful or may achieve target studio-level operating profit margins at a slower rate, if ever. If we do not successfully execute our plans to enter new markets, our business, financial condition or results of operations could be adversely affected.

Acquiring or opening new studios in close proximity to existing studios may negatively impact our existing studios’ revenues and profitability.

We currently operate studios in nine markets across the U.S. and, in line with our growth strategy, we plan to acquire and open many new studios in the future, some of which will be in existing markets. Acquiring or opening new studios in close proximity to existing studios may attract some students away from existing studios, which may lead to diminished revenues and profitability for us rather than increased market share.

We expect to make capital expenditures to pursue our growth strategy, which may be significant and will adversely impact our cash flow and liquidity.

Our growth strategy will require capital expenditures to acquire additional studios and open new studios. These expenditures may at times be significant and may adversely impact cash flows and decrease our cash balance during the periods when incurred. As we increase our number of studios, we may also open studios in higher-cost geographies, which could entail greater lease payments and construction costs, among other things. We may also need to incur significant expenditures to remodel existing or acquired studios and replace equipment, furniture or fixtures. Our cash flows used in investing activities totaled $7.8 million in 2017 and $2.1 million in 2016 and are expected to increase as we pursue our acquisition and growth strategy. In particular, as we acquire and open additional studios, we intend to use net proceeds from our IPO to fund those acquisitions and studio openings.

To finance our growth strategy, we may have to incur additional indebtedness or issue new equity securities and, if we are not able to obtain additional capital, our ability to operate or expand our business may be impaired and our results of operations could be adversely affected.

We will require significant levels of capital to finance our acquisitions and to open new studios. If cash from available sources is insufficient or unavailable, or if cash is used for unanticipated needs, we may require additional capital sooner than anticipated. In the event that we are required or choose to raise additional funds, we may be unable to do so on favorable terms or at all. Furthermore, the cost of debt financing could be cost-prohibitive to borrow, which could force us to issue new equity securities. If we issue new equity securities, existing shareholders may experience additional dilution or the new equity securities may have rights, preferences or privileges senior to those of existing holders of common stock. If we cannot raise funds on acceptable terms, we may not be able to execute our current growth plans, take advantage of future opportunities or respond to competitive pressures. Any inability to raise additional capital when required could have an adverse effect on our business plans and operating results.

We have grown rapidly in recent years and have limited operating experience at our current scale of operations. Our growth could place strains on our management, employees, information systems and internal controls, which may adversely impact our business.

We have expanded our operations rapidly and have limited operating experience at our current size. If our operations continue to grow, we will be required to continue to expand our sales and marketing team, to upgrade our management information systems and other processes and to obtain more space for our expanding administrative support and other headquarters personnel. Our expansion will also place significant demands on our management resources. We will be required to identify attractive studio locations and acquisition targets, negotiate favorable acquisition terms and open or convert new studios on a timely and cost-effective basis while maintaining a high level of quality, efficiency and performance at both existing and newly opened or converted studios. We may expand into markets where we have little or no direct prior experience, and we could encounter unanticipated problems, cost overruns or delays in opening studios in new markets or in the market acceptance of our studios. We will need to continue to improve our operating, administrative, financial and accounting systems and controls. We will also need to recruit, train and retain new yoga instructors, teacher trainers, studio and regional managers and other team members and maintain close coordination among our executive, accounting, finance, human resources, legal, marketing, sales and operations functions. These processes are time-consuming and expensive and may divert management’s attention. We may not be able to effectively manage this expansion, and any failure to do so could have a material adverse effect on our rate of growth, business, financial condition and results of operations. As disclosed under “Item 9A. Controls and Procedures” of this report, our management has identified a material weakness in our internal control over financial reporting at December 31, 2017.

An economic downturn or economic uncertainty in our markets may adversely affect discretionary spending and demand for our services.

Our yoga offerings may be considered discretionary items for our students. Factors affecting the level of spending for such discretionary items include general economic conditions and other factors such as consumer confidence in future economic conditions, fears of recession, the availability of consumer credit, levels of unemployment, tax rates and the cost of consumer credit. As global economic conditions continue to be volatile or economic uncertainty remains, trends in consumer discretionary spending also remain unpredictable and subject to reductions due to credit constraints and uncertainties about the future. Unfavorable economic conditions may lead consumers to reduce or forgo use of our services. Our sensitivity to economic cycles and any related fluctuation in discretionary purchases may have a material adverse effect on our business, financial condition and results of operations.

Increases in labor costs, including wages, could adversely affect our business, financial condition and results of operations.

The labor costs associated with our studios are subject to many external factors, including unemployment levels, prevailing wage rates, minimum wage laws, potential collective bargaining arrangements, health insurance costs and other insurance costs and changes in employment and labor legislation or other workplace regulation. From time-to-time, legislative proposals are made to increase the federal minimum wage in the U.S., as well as the minimum wage in a number of individual states and municipalities, and to reform entitlement programs, such as health insurance and paid leave programs. As minimum wage rates increase or related laws and regulations change, we may need to increase not only the wage rates of our minimum wage employees, but also the wages paid to our other hourly or salaried employees. Our employees may seek to be represented by labor unions in the future or negotiate additional compensation. Any increase in the cost of our labor could have an adverse effect on our business, financial condition and results of operations or if we fail to pay such higher wages we could suffer increased employee turnover. Increases in labor costs could force us to increase prices, which could adversely impact our visits. If competitive pressures or other factors prevent us from offsetting increased labor costs by increases in prices, our profitability may decline and could have a material adverse effect on our business, financial condition and results of operations.

Our profitability is vulnerable to cost increases and inflation.

Future increases in costs, such as rent, property taxes, utility rates and studio maintenance and repairs, may increase our operating expenses and reduce our profitability. These cost increases may also be the result of inflationary pressures that could further increase expenses or our losses.

Competitive pressures in our industry as well as our pricing strategy may have the effect of inhibiting our ability to reflect these increased costs in the prices of our classes, training sessions and other services and therefore reduce our profitability and have a material adverse effect on our business, financial condition and results of operations.

Our growth and profitability could be negatively impacted if we are unable to renew or replace our current studio leases on favorable terms, or at all, and we cannot find suitable alternate locations.

We lease all of our studio locations pursuant to long-term non-cancelable leases. We have 22 leases that are due to expire between the years 2018 and 2019. Our ability to negotiate favorable terms on an expiring lease or to negotiate favorable terms on leases with renewal options, or conversely for a suitable alternate location, could depend on conditions in the real estate market, competition for desirable properties and our relationships with current and prospective landlords or may depend on other factors that are not within our control. Any or all of these factors and conditions could negatively impact our business, financial condition and results of operations.

If we fail to attract new students and teachers and retain existing students and teachers, it could have an adverse impact on our growth strategy as we may not be able to increase the number of visits to our studios or students that go through our teacher training.

The performance of our studios and success of our growth strategy is largely dependent on our ability to continuously attract new students and teachers and retain existing students and teachers. We cannot be sure that we will be successful in these efforts, or that visits to our studio classes and teacher trainings or participation in MyYogaWorks.com will not materially decline. There are numerous factors that could lead to a decline in visits at established studios or that could prevent us from increasing our student visits at newer or acquired studios, including harm to our reputation, a decline in our ability to deliver quality yoga classes and teacher trainings at a competitive cost, the opening or acquisition of new studios or hosting of additional teacher trainings that may have the potential to cannibalize store sales in existing areas, the heightened presence of direct and indirect competition in the areas in which the studios are located, the decline in the public’s interest in fitness through yoga, a deterioration of general economic conditions and a change in consumer spending preferences or buying trends. As a result of these factors, we cannot be sure that our student visits will be adequate to maintain or permit the expansion of our operations. A decline in student visits levels may have a material adverse effect on our business, financial condition, results of operations and growth rate.

In addition, we must acquire new students in a cost-effective manner. In order to expand our active student base, we must appeal to and acquire students who identify with our brand. Our paid marketing derives a significant amount of traffic via search engines such as Google, Yelp and Bing. Search engines frequently update and change the logic that determines the placement and display of results of a user’s search, such that the purchased or algorithmic placement of links to our site can be negatively affected. Additionally, digital advertising costs may continue to rise. As our usage of e-commerce and social media channels expands, such costs may impact our ability to acquire new students in a cost-effective manner. If the level of usage of these channels by our active student base does not grow as expected, we may suffer a decline in student growth or net revenues or we may need to increase our marketing costs more than expected.

As our brand becomes more widely known in the market, future marketing campaigns may not result in the acquisition of new students at the same rate as past campaigns. There can be no assurances that the revenue from new students we acquire will ultimately exceed the cost of acquiring those students. If we are unable to acquire new students in a cost-effective manner, it could have a material adverse effect on our business, financial condition and results of operations.

We may be adversely affected by any negative publicity, regardless of its accuracy, that could harm our business.

Publicity about our business can harm our operations. This publicity could be related to a wide variety of matters, including:

•	student injuries;
•	claims of teacher or employee impropriety, including inappropriate physical contact with students;
•	security breaches of confidential student or employee information;
•	employment-related claims relating to alleged employment discrimination, wage and hour violations;
•	labor standards or healthcare and benefit issues; or
•	government or industry findings concerning our studios or others across the yoga or fitness industry.

In addition to traditional media, there has been a marked increase in the use of social media platforms and similar devices, including weblogs (blogs), social media websites and other forms of Internet-based communications that provide individuals with access to a broad audience of consumers and other interested persons. The availability of information on social media platforms is virtually immediate as is its impact. Many social media platforms immediately publish the content their subscribers and participants can post, often without filters or checks on accuracy of the content posted. The opportunity for dissemination of information, including inaccurate information, is seemingly limitless and readily available. Information concerning our company may be posted on such platforms at any time. Information posted may be adverse to our interests or may be inaccurate, each of which may harm our performance, prospects or business. The harm may be immediate without affording us an opportunity for redress or correction.

The risks associated with any such negative publicity or incorrect information cannot be completely eliminated or mitigated and may materially harm our reputation, business, financial condition and results of operations.

Our business is geographically concentrated, and a failure to gain acceptance in new markets may have an adverse effect on our business and rate of growth.

As of December 31, 2017, we operate 66 studios in nine markets consisting of Los Angeles, Orange County (California), Northern California, Houston, Atlanta, Washington, D.C., Baltimore, New York City and Boston. We may not find as much demand in other markets and our brand may not gain the same acceptance. The benefits of our brand may also be diluted by the presence of multiple locations in the same market. A failure to gain acceptance in new markets may have a material adverse effect on our business, financial condition, results of operations or growth rate.

Our financial and operating performance may be adversely affected by epidemics, adverse weather conditions, natural disasters and other catastrophes.

Our studios are located in geographic regions across the U.S. Adverse weather conditions (such as regional winter storms), natural disasters (such as earthquakes in California) and other catastrophes and epidemics or outbreaks of disease in any of the regions where our studios are located could materially and adversely affect our business in the future, our financial condition and operating results. Any occurrence of these or other events or conditions in any of these locations may interrupt our business operations, resulting in a material adverse effect on our operations and financial results. For instance, health or other government regulations adopted in response to a natural disaster, epidemic or outbreak, may require closure of our studios, leading to reduced studio visits or cancelled classes.

Furthermore, our headquarters and a significant number of our studios are located in the Southern California area, an area susceptible to earthquakes. A major earthquake or other natural disaster, fire, act of terrorism or other catastrophic event in Southern California or elsewhere that results in the destruction or disruption of our headquarters or studios could severely affect our ability to conduct normal business operations and our operating results could be harmed.

The level of competition we face could negatively impact our revenue growth and profitability.

The level of competition we face is high and continues to increase. In each of the markets in which we operate, we compete with other branded operators in the yoga industry, health clubs and fitness centers (some of which offer or may want to offer yoga), private studios and other boutique fitness offerings, recreational facilities established by non-profit organizations and businesses for their employees, racquet/tennis and other athletic clubs, amenity and condominium clubs and country clubs, online personal training and fitness coaching and the home-use fitness industry that offer or make available yoga alternatives, such as home videos and mobile applications. We also compete with other yoga-oriented competitors, other entertainment and retail businesses for the discretionary income of our target demographics. We might not be able to compete effectively in the future in the markets in which we operate. We may face new competitors that enter our market with greater resources than us and such competition may be detrimental to our business. Competitive conditions may limit our ability to increase fees without a material decrease in student visits, both in-studio and on MyYogaWorks.com, attract new students and attract and retain qualified personnel.

The number of competitor studios and other venues, such as fitness clubs, that offer lower pricing for yoga classes continues to grow in our markets. These studios and other venues have attracted, and may continue to attract, students away from our studios. In addition, competitors could open additional studios in the markets in which we already operate or in the markets that we plan to expand to through acquisitions and opening new studios.

If we do not retain key management personnel or fail to attract and retain highly qualified studio personnel, including teachers, our business will suffer.

The success of our business depends on our ability to attract and retain key management personnel. If any of these persons were to leave, it might be difficult to replace them, and our business could be harmed. In addition, the quality of our teachers and other studio operations personnel, including our regional and studio managers, is central to the success of our business. We cannot assure you that we can continue to attract, train and retain high quality teachers at our studios, our teacher trainings and MyYogaWorks.com, who are critically important to our success and ability to attract students. If we are unable to attract, train and retain management, teachers and staff, our business would be harmed.

We have experienced significant recent turnover in our executive leadership team. If we fail to effectively integrate and retain these new executives, we may not be able to accomplish our growth strategy and our financial performance may suffer.

In the past few years, we have experienced significant turnover in our senior management ranks, including turnover in the individuals who previously served as our Chief Executive Officer, Chief Financial Officer, Chief Customer Officer and General Counsel. Our current Chief Executive Officer assumed her role in June 2016, our current Chief Financial Officer assumed his role in April 2016, our current Chief Customer Officer assumed her role in August 2016 and our current General Counsel assumed his role in January 2017. This lack of management continuity could adversely affect our ability to successfully execute our acquisition focused growth strategy, as well as result in operational and administrative inefficiencies and added costs, and may make recruiting for future management positions more difficult. In addition, we must successfully integrate any new management personnel into our organization in order to achieve our operating objectives, and changes in other key management positions may affect our financial performance and results of operations while new management becomes familiar with our business. Accordingly, our future financial performance will depend to a significant extent on our ability to motivate and retain key management personnel, particularly those with retail, direct consumer marketing, e-commerce, brand development, finance, human resources, legal, operations and information technology expertise.

If we are unable to anticipate student preferences and provide high quality yoga offerings, we may not be able to maintain or increase our membership base, sales from class packages, drop-ins and teacher trainings, participation in MyYogaWorks.com and profitability.

Our success in maintaining and increasing our student base depends on our ability to identify and originate trends as well as to anticipate and react to changing customer preferences and trends in a timely manner. All of our yoga offerings and retail products are subject to changing consumer preferences that cannot be predicted with certainty. If we are unable to introduce new yoga offerings or retail products in a timely manner, or our new yoga offerings or retail products are not accepted by our students, our competitors may introduce similar yoga offerings or retail products in a timelier fashion, which could negatively affect our rate of growth. Our new yoga offerings or retail products may not receive acceptance as preferences could shift rapidly to different types of healthy lifestyle offerings or athletic apparel or away from these types of yoga offerings or retail products altogether, and our future success depends in part on our ability to anticipate and respond to these changes. Failure to anticipate and respond in a timely manner to changing customer preferences could lead to, among other things, lower class visits and lower retail sales and excess inventory levels. Even if we are successful in anticipating customer preferences, our ability to adequately react to and address those preferences will in part depend upon our continued ability to provide high-quality yoga offerings and retail products. Our failure to address student preferences could result in a decrease in net revenues, which could have a material adverse effect on our financial condition.

We may be subject to obligations to collect and remit sales tax and other taxes, and we may be subject to tax liability for past sales, which could adversely harm our business.

State and local jurisdictions have differing rules and regulations governing sales, use, value added and other taxes, and these rules and regulations are subject to varying interpretations that may change over time. In particular, the applicability of such taxes to our yoga offerings in various jurisdictions is unclear. While we do not believe we are currently required to collect and remit sales or similar taxes on our yoga offerings in any jurisdiction in which we are not collecting such tax, we could face the possibility of tax assessments and audits. A successful assertion that we should be collecting sales, use, value added or other taxes on our yoga offerings in those jurisdictions where we do not do so or have not historically done so could result in substantial tax liabilities and related penalties for past sales, discourage students from visiting our classes or otherwise harm our business and operating results.

Changes in government regulations or a failure to comply with them could have a negative effect on our financial condition.

Our operations and business practices are subject to federal, state and local government regulations in the various jurisdictions in which our studios and teacher trainings are located, including, but not limited to:

•

General rules and regulations of the Federal Trade Commission, state and local consumer protection agencies and state statutes that regulate the terms of transactions with our students and govern the advertising, sale, financing and collection of fees;

•	State and local health regulations, zoning and use restrictions, parking regulations and building codes;
•	State wage and hour payment and reporting laws; and
•	State licensing requirements, including licensing requirements to conduct teacher training programs.

If we were to fail to comply with these statutes, rules and regulations, we could suffer fines or other penalties. These may include regulatory or judicial orders enjoining or curtailing aspects of our operations. It is difficult to predict the future development of such laws or regulations, and any changes in such laws could have a material adverse effect on our financial condition.

We are, or may become, subject to risks associated with our teacher training sessions or workshops held in international countries.

In 2017, we operated teacher training sessions in 15 countries outside of the U.S. In conducting teacher training sessions and workshops outside the country, we regularly work with local yoga studios or businesses to host the session or workshop and to coordinate any foreign legal requirements that may be required with respect to conducting such session or workshop. In the event our foreign partners fail to properly advise us on foreign legal requirements and customs that may apply, this could result in hindering our operations in the applicable foreign jurisdiction, result in negative publicity against us, or result in significant fees or fines for noncompliance, any of which could have a material adverse effect on our business.

We are subject to a number of risks related to credit card and debit card payments we accept.

We accept payments through credit card and debit card transactions. For credit card and debit card payments, we pay interchange and other fees, which may increase over time. An increase in those fees would require us to either increase the prices we charge for our memberships, class packages, drop-ins, teacher trainings and participation in MyYogaWorks.com which could cause us to lose students or suffer an increase in our operating expenses, either of which could harm our operating results. If we or any of our processing vendors have problems with our billing software, or the billing software malfunctions, it could have an adverse effect on our customer satisfaction and could cause one or more of the major credit card companies to disallow our continued use of their payment products. In addition, if our billing software fails to work properly and, as a result, we do not automatically charge our students’ credit cards, debit cards or bank accounts on a timely basis or at all, we could lose revenues, which would harm our operating results. If we fail to adequately control fraudulent credit card and debit card transactions, we may face civil liability, diminished public perception of our security measures and significantly higher credit card and debit card related costs, each of which could adversely affect our business, financial condition and results of operations. The termination of our ability to process payments on any major credit or debit card would significantly impair our ability to operate our business.

Security breaches of confidential customer information, in connection with our electronic processing of credit and debit card transactions, or confidential employee information may adversely affect our business.

Our business requires the collection, transmission and retention of large volumes of customer and employee data, including credit and debit card numbers and other personally identifiable information, in various information technology systems that are maintained internally and by third parties with whom we contract to provide services. The integrity and protection of that customer and employee data is critical to us. Our customers and employees have a high expectation that we and our service providers will adequately protect their personal information.

The information, security and privacy requirements imposed by governmental regulation are increasingly demanding. Our systems may not be able to satisfy these changing requirements and customer and employee expectations, or may require significant additional investments or time in order to do so. Efforts to hack or breach security measures, failures of systems or software to operate as designed or intended, viruses, operator error or inadvertent releases of data all threaten our information systems and records. A breach in the security of our service providers’ information technology systems could lead to an interruption in the operation of our systems, resulting in operational inefficiencies and a loss of profits. A significant theft, loss or misappropriation of, or access to, customers’ or other proprietary data or other breach of our information technology systems could result in fines, legal claims or proceedings, including regulatory investigations and actions, or liability for failure to comply with privacy and information security laws, which could disrupt our operations, damage our reputation and expose us to claims from customers and employees, any of which could have a material adverse effect on our financial condition and results of operations.

We rely on third parties to provide services in connection with our business, and any failure by these third parties to perform their obligations could have an adverse effect on our business, financial condition and results of operations.

We have entered into agreements with third parties that include, but are not limited to, information technology systems (including hosting our website, mobile application and our point of sale system), software development and support, select marketing services, employee benefits servicing and video production and distribution. Services provided by third-party suppliers could be interrupted as a result of many factors, such as acts of nature or contract disputes. Accordingly, we are subject to the risks associated with the third parties’ abilities to provide these services to meet our needs. Any failure by a third party to provide services for which we have contracted on a timely basis or within expected service level and performance standards could result in a disruption of our business and have an adverse effect on our business, financial condition and results of operations.

Disruptions and failures involving our information systems could cause dissatisfaction and adversely affect our billing and other administrative functions.

The continuing and uninterrupted performance of our information systems is critical to our success. We use a fully-integrated information system to process new students, bill students, check in students and track and analyze sales and student statistics, the frequency and timing of student visits and demographic profiles of students. This system also assists us in evaluating staffing needs and program offerings. We also use third party services for our payroll and financial reporting.

Any failure of our current systems, such as crashes in the class booking function, could also cause us to lose students and adversely affect our business and results of operations. Our students may become dissatisfied by any systems disruption or failure that interrupts our ability to provide our services to them. Disruptions or failures that affect our billing and other administrative functions could have an adverse effect on our operating results.

Computer viruses, electronic break-ins or other similar disruptive problems could also adversely affect our sites. Any system disruption or failure, security breach or other damage that interrupts or delays our operations could cause us to lose students, damage our reputation and adversely affect our business and results of operations. In addition, fire, floods, earthquakes, power loss, telecommunications failures, break-ins, acts of terrorism and similar events could damage our systems.

We rely extensively on our information technology systems to record and process transactions, manage communications, summarize results, compute payroll, pay bills and manage our business. The failure of our systems to operate properly or effectively, problems with transitioning to upgraded or replacement systems or difficulty in integrating new systems could adversely affect our business.

We rely on a limited number of vendors for our retail product offerings and fitness equipment. A loss of any of our vendors could negatively affect our business.

A limited number of vendors provide products for the retail sales in our studios. Our retail sales could be substantially disrupted or curtailed if one or more of these vendors were to cease, decrease or delay supply of our products, whether for voluntary or involuntary reasons, or if the retail products they supply have quality issues. Our retail sales would also be harmed if there are delays in the delivery of merchandise to our studios. Our costs of goods may also increase if our vendors charge us more, which could adversely impact our profitability if we are unable to pass such increases directly on to our students and have a material adverse effect on our business, financial condition and results of operations.

Our operating results are subject to seasonal and quarterly variations in our net revenues and income from operations, which could adversely affect the price of our publicly traded common stock.

We have experienced, and expect to continue to experience, seasonal and quarterly variations in our net revenues and income from operations. These variations are primarily related to increased class visits during the first quarter, as students tend to exercise more regularly at the beginning of each calendar year as a part of setting goals for the upcoming year.

Our quarterly results of operations may also fluctuate significantly as a result of a variety of other factors, including the timing of new studio acquisitions and openings, changes in pricing and revenues mix and changes in marketing and other operating expenses. As a result of these seasonal and quarterly fluctuations, we believe that comparisons of our operating results between different quarters within a single year are not necessarily meaningful and that these comparisons cannot be relied upon as indicators of our future performance. Any seasonal or quarterly fluctuations that we report in the future may not match the expectations of market analysts and investors. These fluctuations could cause the price of our publicly traded stock to fluctuate significantly.

We could be subject to personal injury claims or claims of teacher or employee impropriety related to the use of our studios.

Students, as well as teachers, could assert claims related to personal injury or teacher or employee impropriety in connection with their use of our services and facilities. We believe that yoga-related injuries have increased in recent years due to an increased interest in yoga in the U.S. and as a result, more inexperienced practitioners doing yoga. We also believe this increase in injuries is due to the growing population of older yoga practitioners, who may have a higher likelihood of injury. In addition, in recent years, there have been accusations and reports of sexual impropriety involving persons in the yoga industry, including claims of inappropriate physical contact with students. If we cannot successfully defend any large claim or maintain our general liability insurance on acceptable terms or maintain adequate coverage against potential claims, our financial results could be adversely affected. Depending upon the outcome, these matters may have a material effect on our financial position, results of operations and cash flows.

Our trademarks and trade names may be infringed, misappropriated or challenged by others.

We believe our YogaWorks brand name and related intellectual property are important to our continued success. We attempt to protect our trademarks, trade names and other intellectual property by exercising our rights under applicable trademark and copyright laws. If we were to fail to successfully protect our intellectual property rights for any reason, it could have an adverse effect on our business, results of operations and financial condition. Any damage to our reputation could cause membership, class visits, teacher training and participation in MyYogaWorks.com to decline or make it more difficult to attract new students.

We may be subject to liability if we infringe upon the intellectual property rights of third parties.

Third parties may sue us for alleged infringement of their proprietary rights. The party claiming infringement might have greater resources than we do to pursue its claims, and we could be forced to incur substantial costs and devote significant management resources to defend against such litigation. If the party claiming infringement were to prevail, we could be forced to discontinue the use of the related trademark or design or pay significant damages or enter into expensive royalty or licensing arrangements with the prevailing party, assuming these royalty or licensing arrangements are available at all on an economically feasible basis, which they may not be. We could also be required to pay substantial damages. Such infringement claims could harm our brand. In addition, any payments we are required to make and any injunction we are required to comply with as a result of such infringement could have a material adverse effect on our business, financial condition and results of operations.

Any further impairment of goodwill could adversely affect our financial condition and results of operations.

We recorded an impairment of goodwill of $7.5 million in 2017. We did not record any impairment losses related to goodwill in 2016. As of December 31, 2017, our goodwill balance was $12.8 million after impairment. Accounting rules require the evaluation of our goodwill at least annually, or more frequently when events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. Such indicators are based on market conditions and the operational performance of our business. In testing goodwill for impairment, if the fair value of the reporting unit is less than the reporting unit’s carrying amount, then goodwill is considered impaired. In 2017, the Company early adopted Accounting Standards Update (“ASU”) 2017-04, Intangible-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment which simplifies the goodwill impairment measurement by calculating goodwill impairment as the difference between the reporting unit’s carrying amount and the reporting unit’s fair value. If a significant amount of our goodwill were deemed to be impaired, our business, financial condition and results of operations could be materially adversely affected.

We incurred a net loss of $23.4 million in 2017 and $9.5 million in 2016 and had net cash provided by operating activities of $0.6 million in 2017 and $0.8 million in 2016. The evaluation of goodwill requires judgment in estimating future cash flows, discount rates and other factors. In making these judgments, we evaluate the financial health of our business, including such factors as industry performance, and operating cash flows. Changes in our forecasts or decreases in the value of our common stock could cause book values of our reporting unit to exceed its fair value, which may result in goodwill impairment charges. The amount of any impairment could be significant and could have a material adverse effect on our reported financial results for the period in which the charge is taken.

Changes in lease accounting standards may materially and adversely affect us.

The Financial Accounting Standards Board, or FASB, recently adopted new accounting rules, to be effective for our fiscal year beginning after December 2019 that will require companies to capitalize all leases on their balance sheets by recognizing a lessee’s rights and obligations. When the rules are effective, we will be required to account for the leases for studios as assets and liabilities on our balance sheet, where previously we accounted for such leases on an “off balance sheet” basis. As a result, a significant amount of lease-related assets and liabilities will be recorded on our balance sheet and we may be required to make other changes to the recording and classification of our lease-related expenses. Though these changes will not have any direct impact on our overall financial condition, these changes could cause investors or others to believe that we are highly leveraged and could change the calculations of financial metrics and covenants under our debt facilities, as well as third-party financial models regarding our financial condition.

Changes in accounting standards and subjective assumptions, estimates and judgments by management related to complex accounting matters could significantly affect our financial results or financial condition.

Generally accepted accounting principles and related accounting pronouncements, implementation guidelines and interpretations with regard to a wide range of matters that are relevant to our business are highly complex. These matters include, but are not limited to, revenue recognition, income taxes, impairment of goodwill and long-lived assets and equity-based compensation. Changes in these rules, guidelines or interpretations could significantly change our reported or expected financial performance or financial condition.

In addition, the preparation of financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires management to make assumptions, estimates and judgments that affect the amounts reported in the consolidated financial statements and accompanying notes. We base our estimates and judgments on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. The results of these estimates form the basis for making judgments about the carrying values of assets, liabilities and equity, and the amount of net revenues and expenses that are not readily apparent from other sources. Our operating results may be adversely affected if our assumptions change or if actual circumstances differ from those in our assumptions, which could cause our operating results to fall below the expectations of securities analysts and investors, resulting in a decline in our stock price. Significant assumptions and estimates used in preparing our consolidated financial statements include those related to revenue recognition, income taxes, impairment of goodwill and long-lived assets and equity-based compensation.

Our internal controls and accounting methods may require modification.

We continue to review and develop sufficient controls and procedures to accurately report our financial performance on a timely basis. If we do not develop and implement effective controls and procedures, we may not be able to report our financial performance on a timely basis and our business and stock price would be adversely affected.

We have identified a material weakness in our internal control over financial reporting which, if not remediated, could adversely affect our reputation, business or stock price

As disclosed under “Item 9A. Controls and Procedures” of this report, our management has identified a material weakness in our internal control over financial reporting at December 31, 2017. Under standards established by the Public Company Accounting Oversight Board, a material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our financial statements will not be prevented or detected on a timely basis. Although no material misstatement of our historical financial statements was identified, the existence of this or one or more material weaknesses or significant deficiencies could result in material misstatements in our financial statements and we could be required to restate our financial statements. Further, significant costs and resources may be needed to remediate the identified material weakness or any other material weaknesses or internal control deficiencies. If we are unable to remediate, evaluate, and test our internal controls on a timely basis in the future, management will be unable to conclude that our internal controls are effective. If we cannot produce reliable financial reports, investors may lose confidence in our financial reporting, the price of our common stock could be adversely impacted and we could be subject to sanctions or investigations by the SEC, NASDAQ or other regulatory authorities, which could negatively impact our business, financial condition and results of operations.

Our insurance may not provide adequate levels of coverage against claims.

We believe that we maintain insurance customary for businesses of our size and type. However, there are types of losses we may incur that cannot be insured against or that we believe are not economically reasonable to insure. Such losses could have a material adverse effect on our business and results of operations.

Inventory shrinkage could have a negative impact on our business, financial condition and results of operations.

We are subject to the risk of inventory loss and theft. Although our inventory shrinkage rates have not been material, or fluctuated significantly in recent years, there can be no assurances that actual rates of inventory loss and theft in the future will be within our estimates or that the measures we are taking will effectively reduce inventory shrinkage. Although some level of inventory shrinkage is an unavoidable cost of doing business, if we were to experience higher rates of inventory shrinkage or incur increased security costs to combat inventory theft, it could have a negative impact on our business, financial condition and results of operations.

Our ability to use our net operating losses to offset future taxable income may be subject to limitations.

As of December 31, 2017, we had federal net operating loss, or NOL, carryforwards of approximately $28.8 million and state NOL carryforwards of approximately $19.1 million. In general, under Section 382 of the Internal Revenue Code of 1986, as amended, or the Code, a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its NOLs to offset future taxable income. Pursuant to Section 382 and 383, the use of our Company's net operating loss carryforwards may be limited if a cumulative change in ownership of more than 50% has occurred within a three-year period. We had an ownership change on July 11, 2014. Future changes in our stock ownership, some of which are outside of our control, could result in an ownership change under Section 382 of the Code. Furthermore, our ability to utilize NOLs of companies that we may acquire in the future may be subject to limitations. There is also a risk that due to regulatory changes, such as suspensions on the use of NOLs, or other unforeseen reasons, our existing NOLs could expire or otherwise be unavailable to offset future income tax liabilities. For these reasons, we may not be able to realize a tax benefit from the use of our NOLs, whether or not we attain profitability.

In addition, the Tax Cuts and Jobs Act (“the Act”) limits the deduction for net operating loss carryforwards to 80 % of taxable income for losses arising in taxable years beginning after December 31, 2017. Net operating losses subject to limitations may be carried forward.

Risks Related to Ownership of Our Common Stock

Our costs have increased significantly as a result of operating as a public company and our management will be required to devote substantial time to complying with public company regulations.

As a public company, we incur significant legal, accounting and other expenses that we did not incur as a private company. In addition, the Sarbanes-Oxley Act of 2002, as well as rules subsequently implemented by the Securities and Exchange Commission, or the SEC, and have imposed various requirements on public companies, including requiring changes in corporate governance practices. Our management and other personnel need to devote a substantial amount of time to comply with these rules and regulations. Moreover, these rules and regulations relating to public companies will increase our legal and financial compliance costs and will make some activities more time-consuming and costly. For example, these new rules and regulations made it more difficult and more expensive for us to obtain and maintain director and officer liability insurance. These rules and regulations could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, our board committees or as executive officers.

In addition, the Sarbanes-Oxley Act requires, among other things, that we maintain and periodically evaluate our internal control over financial reporting and disclosure controls and procedures. In particular, we must perform system and process evaluation and testing of our internal control over financial reporting to allow management and, to the extent that we are no longer an “emerging growth company” as defined in the Jumpstart Our Business Startups Act (“JOBS Act”), our independent registered public accounting firm to report on the effectiveness of our internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act. Our compliance with Section 404 will require that we incur substantial accounting expense and expend significant management efforts. We currently do not have an internal audit group. We will need to hire additional accounting and financial staff with appropriate public company experience and technical accounting knowledge to satisfy the ongoing requirements of Section 404 and provide internal audit services. If our finance and accounting organization is unable for any reason to respond adequately to the increased demands that will result from being a public company, the quality and timeliness of our financial reporting may suffer and we could experience internal control weaknesses. Any consequences resulting from inaccuracies or delays in our reported financial statements could have an adverse effect on the trading price of our common stock as well as an adverse effect on our business, operating results and financial condition.

If we are unable to implement and maintain effective internal control over financial reporting in the future, investors may lose confidence in the accuracy and completeness of our financial reports and the market price of our common stock may be negatively affected.

As a public company, we are required to maintain internal controls over financial reporting and to report any material weaknesses in such internal controls. In addition, beginning with our second Annual Report on Form 10-K, we will be required to furnish a report by management on the effectiveness of our internal control over financial reporting, pursuant to Section 404 of the Sarbanes-Oxley Act. Our independent registered public accounting firm is not required to express an opinion as to the effectiveness of our internal control over financial reporting until after we are no longer an “emerging growth company.” At such time, however, our independent registered public accounting firm may issue a report that is adverse in the event it is not satisfied with the level at which our internal control over financial reporting is documented, designed or operating.

The process of designing, implementing and testing the internal control over financial reporting required to comply with this obligation is time-consuming, costly and complicated. If we identify material weaknesses in our internal control over financial reporting, if we are unable to comply with the requirements of Section 404 of the Sarbanes-Oxley Act in a timely manner or to assert that our internal control over financial reporting is effective or if our independent registered public accounting firm is unable to express an opinion as to the effectiveness of our internal control over financial reporting once we are no longer an “emerging growth company,” investors may lose confidence in the accuracy and completeness of our financial reports, the market price of our common stock could be negatively affected, and we could become subject to investigations by our stock exchange, the SEC or other regulatory authorities, which could require additional financial and management resources.

We qualify as an emerging growth company, and any decision on our part to comply with reduced reporting and disclosure requirements applicable to emerging growth companies could make our common stock less attractive to investors.

We are an emerging growth company, and, for as long as we continue to be an emerging growth company, we currently intend to take advantage of exemptions from various reporting requirements applicable to other public companies but not to “emerging growth companies,” including, but not limited to, not being required to have our independent registered public accounting firm audit our internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our registration statements, periodic reports and proxy statements and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. We will cease to be an emerging growth company upon the earliest of: (i) the end of the fiscal year following the fifth anniversary of the IPO; (ii) the first fiscal year after our annual gross revenues are $1.0 billion or more; (iii) the date on which we have, during the previous three-year period, issued more than $1.0 billion in non-convertible debt securities; or (iv) the end of any fiscal year in which the market value of our common stock held by non-affiliates exceeded $700.0 million as of the end of the second quarter of that fiscal year.

We cannot predict whether investors will find our common stock less attractive if we choose to rely on these exemptions while we are an emerging growth company. If some investors find our common stock less attractive as a result of any choices to reduce future disclosure, there may be a less active trading market for our common stock and the price of our common stock may be more volatile.

Under the JOBS Act, emerging growth companies can also delay adopting new or revised accounting standards until such time as those standards apply to private companies. We plan to avail ourselves of this exemption from new or revised accounting standards and, therefore, we may not be subject to the same new or revised accounting standards as other public companies that are not emerging growth companies.

If our stock price fluctuates, you could lose a significant part of your investment.

The market price of our stock may be influenced by many factors, some of which are beyond our control, including the following:

•	the opinions and estimates of any securities analysts who publish research about us after this offering;
•	announcements by us or our competitors of significant contracts, acquisitions or capital commitments;
•	variations in quarterly operating results;
•	changes in general economic or market conditions or trends in our industry or the economy as a whole;
•	future sales of our common stock; and
•	investor perception of us and the retail industry.

As a result of these factors, investors in our common stock may not be able to resell their shares at or above the purchase price. These broad market and industry factors may materially reduce the market price of our common stock, regardless of our operating performance.

In addition, the stock markets, including NASDAQ, have experienced extreme price and volume fluctuations that have affected and continue to affect the market prices of equity securities of many companies. In the past, stockholders have instituted securities class action litigation following periods of market volatility. If we were involved in securities litigation, we could incur substantial costs and our resources and the attention of management could be diverted from our business.

Our operating results and share price may be volatile and the market price of our common stock may drop below the price you pay.

Our quarterly operating results are likely to fluctuate in the future as a publicly traded company. In addition, securities markets worldwide have experienced, and are likely to continue to experience, significant price and volume fluctuations. This market volatility, as well as general economic, market or political conditions, could subject the market price of our shares to wide price fluctuations regardless of our operating performance. Our operating results and the trading price of our shares may fluctuate in response to various factors, including:

•	market conditions in the broader stock market;
•	actual or anticipated fluctuations in our quarterly financial and operating results;
•	introduction of new products or services by us or our competitors;
•	changes in the sales mix between paid-in-full memberships, monthly memberships and class packages in a given period;
•	issuance of new or changed securities analysts’ reports or recommendations;
•	results of operations that vary from expectations of securities analysis and investors;
•	guidance, if any, that we provide to the public, any changes in this guidance or our failure to meet this guidance;
•	strategic actions by us or our competitors;
•	announcement by us, our competitors or our acquisition targets;
•	sales, or anticipated sales, of large blocks of our stock;
•	additions or departures of key personnel;
•	regulatory, legal or political developments;
•	public response to press releases or other public announcements by us or third parties, including our filings with the SEC;

•	litigation and governmental investigations;
•	changing economic conditions;
•	changes in accounting principles;
•	default under agreements governing our indebtedness;
•	exchange rate fluctuations; and
•	other events or factors, including those from natural disasters, war, actors of terrorism or responses to these events.

These and other factors, many of which are beyond our control, may cause our operating results and the market price and demand for our shares to fluctuate substantially. While we believe that operating results for any particular quarter are not necessarily a meaningful indication of future results, fluctuations in our quarterly operating results could limit or prevent investors from readily selling their shares and may otherwise negatively affect the market price and liquidity of our shares. In addition, in the past, when the market price of a stock has been volatile, holders of that stock have sometimes instituted securities class action litigation against the company that issued the stock. If any of our stockholders brought a lawsuit against us, we could incur substantial costs defending the lawsuit. Such a lawsuit could also divert the time and attention of our management from our business, which could significantly harm our profitability and reputation.

The issuance of additional stock, not reserved for issuance under our equity incentive plans or otherwise, will dilute all other stockholdings.

We have an aggregate of 50,000,000 shares of common stock authorized but 30,244,501 unissued and not reserved for issuance under our equity incentive plans, options granted to our directors, employees and consultants, or otherwise. We may issue all of these shares without any action or approval by our stockholders. The issuance of additional shares could be dilutive to existing holders.

Your ability to influence corporate matters may be limited because Great Hill Partners beneficially owns a substantial amount of our common stock and will continue to have substantial control over us.

Our common stock has one vote per share. Following the completion of the IPO, Great Hill Partners, in the aggregate, beneficially owns approximately 70% of our outstanding common stock which they continue to own. As a result, Great Hill Partners is able to exercise a controlling influence over matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, and has significant influence over our management and policies for the foreseeable future. Great Hill Partners may have interests that are different from yours. For example, Great Hill Partners may support proposals and actions with which you may disagree or which are not in your interests. The concentration of ownership in our Company could delay or prevent a change in control of our Company or otherwise discourage a potential acquirer from attempting to obtain control of our Company, which in turn could reduce the price of our common stock.

Two of our directors have relationships with Great Hill Partners, which may cause conflicts of interest with respect to our business.

Two of our directors are affiliated with Great Hill Partners. Our Great Hill Partners-affiliated directors have fiduciary duties to us and, in addition, have duties to Great Hill Partners. As a result, these directors may face real or apparent conflicts of interest with respect to matters affecting both us and Great Hill Partners, whose interests may be adverse to ours in some circumstances.

Our certificate of incorporation contains a provision renouncing our interest and expectancy in corporate opportunities.

Our certificate of incorporation provides for the allocation of corporate opportunities between us and Great Hill Partners. Under these provisions, neither Great Hill Partners, its portfolio companies, funds or other affiliates, nor any of their officers, directors, agents, stockholders, members or partners have any duty to refrain from engaging, directly or indirectly, in the same business activities, similar business activities or lines of business in which we operate. For instance, a director of our company who also serves as a director, officer, partner or employee of Great Hill Partners or any of its portfolio companies, funds or other affiliates may pursue acquisitions or other opportunities that may be complementary to our business and, as a result, such acquisition or other opportunities may not be available to us. These potential conflicts of interest could have a material adverse effect on our business, financial condition, results of operations or prospects if attractive corporate opportunities are allocated by Great Hill Partners to itself or its portfolio companies, funds or other affiliates instead of to us.

Our management has broad discretion over the use of the proceeds we received in the IPO and might not apply the proceeds in ways that increase the value of your investment.

Our management has broad discretion to use our net proceeds from the IPO, and you will be relying on the judgment of our management regarding the application of these proceeds. Our management may not apply our net proceeds from the IPO in ways that increase the value of your investment. We are using the net proceeds from the IPO to fund future acquisitions of individual yoga studios or businesses with multiple studios, investments or capital expenditures and for working capital and other general corporate purposes.  Our management might not be able to yield a significant return, if any, on any investment of the IPO proceeds. You will not have the opportunity to influence our decisions on how to use the net IPO proceeds.

Anti-takeover provisions in our organizational documents could delay a change in management and limit our share price.

Provisions of our amended and restated certificate of incorporation and amended and restated bylaws could make it more difficult for a third party to acquire control of us even if such a change in control would increase the value of our common stock and prevent attempts by our stockholders to replace or remove our current board of directors or management.

We have a number of anti-takeover devices in place that will hinder takeover attempts and could reduce the market value of our common stock or prevent sale at a premium. Our anti-takeover provisions:

•	permit the board of directors to establish the number of directors and fill any vacancies and newly created directorships;
•	provide that our board of directors will be classified into three classes with staggered, three-year terms and that directors may only be removed for cause;
•

include blank-check preferred stock, the preference, rights and other terms of which may be set by the board of directors and could delay or prevent a transaction or a change in control that might involve a premium price for our common stock or otherwise benefit our stockholders;

•	eliminate the ability of our stockholders to call special meetings of stockholders;
•	specify that special meetings of our stockholders can be called only by our board of directors, the chairman of our board of directors or our chief executive officer;
•	prohibit stockholder action by written consent, which requires all stockholder actions to be taken at a meeting of our stockholders;
•	provide that vacancies on our board of directors may be filled only by a majority of directors then in office, even though less than a quorum;
•	prohibit cumulative voting in the election of directors; and
•	establish advance notice requirements for nominations for election to our board of directors or for proposing matters that can be acted upon by stockholders at annual stockholder meetings.

In addition, as a Delaware corporation, we are subject to Section 203 of the Delaware General Corporation Law, or the DGCL. These provisions may prohibit large stockholders, in particular those owning 15% or more of our outstanding voting stock, from merging or combining with us for a period of time.

Our amended and restated certificate of incorporation provides that the Court of Chancery of the State of Delaware is the exclusive forum for substantially all disputes between us and our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers or employees.

Our amended and restated certificate of incorporation provide that the Court of Chancery of the State of Delaware is the exclusive forum for the following civil actions:

•	any derivative action or proceeding brought on our behalf;
•	any action asserting a claim of breach of a fiduciary duty by any of our directors, officers, employees or agents or our stockholders;
•

any action asserting a claim arising pursuant to any provision of the DGCL or our amended and restated certificate of incorporation or amended and restated bylaws or as to which the DGCL confers jurisdiction on the Court of Chancery of the State of Delaware; or

•	any action asserting a claim governed by the internal affairs doctrine.

This choice of forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers or other employees, which may discourage such lawsuits against us and our directors, officers and other employees. Alternatively, if a court were to find the choice of forum provision contained in our amended and restated certificate of incorporation to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could have a material adverse effect on our business, financial condition or results of operations.

We do not expect to declare any dividends in the foreseeable future.

The continued operation and growth of our business will require substantial cash. Accordingly, we do not anticipate declaring any cash dividends to holders of our common stock in the foreseeable future. Any determination to pay dividends in the future will be at the discretion of our board of directors and will depend upon results of operations, financial condition, any contractual restrictions, our indebtedness, restrictions imposed by applicable law and other factors our board of directors deems relevant. Consequently, investors may need to sell all or part of their holdings of our common stock after price appreciation, which may never occur, as the only way to realize any future gains on their investment. Investors seeking cash dividends should not purchase our common stock.

If securities or industry analysts do not publish research or publish inaccurate or unfavorable research about our business, our stock price and trading volume could decline.

The trading market for our common stock will depend in part on the research and reports that securities or industry analysts publish about us or our business. If one or more of the analysts who cover us downgrades our common stock or publishes inaccurate or unfavorable research about our business, our stock price would likely decline. If one or more of these analysts ceases coverage of us or fails to publish reports on us regularly, demand for our common stock could decrease, which could cause our stock price and trading volume to decline.

We are a “controlled company” within the meaning of the NASDAQ rules. As a result, we qualify for, and intend to continue to rely on, exemptions from corporate governance requirements that provide protection to stockholders of other companies.

Great Hill Partners controls a majority of the voting power of our outstanding common stock. As a result, we are a “controlled company” within the meaning of the corporate governance standards of NASDAQ. Under these rules, a company of which more than 50% of the voting power is held by an individual, group or another company is a “controlled company” and may elect not to comply with some corporate governance requirements, including:

•	the requirement that a majority of our Board of Directors consist of “independent directors”;
•	the requirement that we have a compensation committee that is composed entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities;
•

the requirement that we have a nominating and corporate governance committee that is composed entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities; and

•	the requirement for an annual performance evaluation of the compensation and nominating and corporate governance committees.

As a result, we do not have a nominating and corporate governance committee and our compensation committee may not consist entirely of independent directors. Accordingly, you do not have the same protections afforded to stockholders of companies that are subject to all of the corporate governance requirements of the NASDAQ rules.

In addition, NASDAQ has developed listing standards regarding compensation committee independence requirements and the role and disclosure of compensation consultants and other advisers to the compensation committee that, among other things, requires:

•	compensation committees be composed of independent directors, as determined pursuant to new independence requirements;
•	compensation committees be explicitly charged with hiring and overseeing compensation consultants, legal counsel and other committee advisors; and
•

compensation committees be required to consider, when engaging compensation consultants, legal counsel or other advisors, independence factors, including factors that examine the relationship between the consultant or advisor’s employer and us.

As a controlled company, we will not be subject to these compensation committee independence requirements.

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2. Properties.

Our corporate headquarters is located in Culver City, CA and consists of approximately 6,800 sq. ft. of leased office space. It is the base of operations for our executive management and nearly all of the employees who provide our primary corporate support functions. We lease all of our 66 studios and our leases typically have initial terms of five to ten years with renewal options, exercisable at our discretion. The following table lists all of our studio counts by regional market as of December 31, 2017:

Regional Market	Number of Studios
Los Angeles	17
Orange County (California)	4
Northern California	13
Houston	7
Atlanta	4
Washington, D.C.	6
Baltimore	7
New York	5
Boston	3
Total studios	66

Item 3. Legal Proceedings.

On June 5, 2017, a letter was sent to the California Labor & Workforce Development Agency alleging our itemized wage statements did not comply with the California Labor Code, which we refer to herein as the Wage Statement Claim. On August 7, 2017, we agreed to a class-wide settlement for a maximum amount of $865,000 with respect to the Wage Statement Claim, which would include settlement of all penalties under the Private Attorneys General Act of 2004 and California Labor Code section 226, attorneys’ fees and costs, class representative enhancements and claims administration fees. The class-wide settlement, including the maximum settlement amount of $865,000, remains subject to court approval. As of December 31, 2017, we have reserved for the entire amount under accrued expenses.

In addition to the Wage Statement Claim, from time-to-time, we may become involved in legal proceedings arising in the ordinary course of business. There can be no assurance with respect to the outcome of any legal proceeding, and we could suffer monetary liability from the outcome of the Wage Statement Claim described above or other claims that may be made in the future that could be material to our results of operations. Other than the Wage Statement Claim, we believe there are no pending lawsuits or claims that may have a material adverse effect on our business, capital resources or results of operations.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Price Range of Common Stock

Our common stock is traded on the Nasdaq Capital Market under the symbol "YOGA".

The high and low sales prices for our common stock as reported on the Nasdaq Capital Market, subsequent to our IPO in August 2017 for the periods indicated below were as follows:

	High	Low
Third Quarter 2017 (August 11, 2017 - September 30, 2017)	$5.85	$2.65
Fourth Quarter 2017 (October 1, 2017 - December 31, 2017)	$3.61	$2.22

Holders of Common Stock

As of December 31, 2017, there were 10 holders of record of our common stock. Because shares of our common stock are held by depositories, brokers and other nominees, the number of beneficial holders of our shares is substantially larger than the number of record holders.

Dividend Policy

Since our acquisition by Great Hill Partners in July 2014, we have never declared or paid cash dividends on our capital stock. We currently intend to retain any future earnings for use in the operation of our business and do not intend to declare or pay any cash dividends in the foreseeable future. Any further determination to pay dividends on our common stock will be at the discretion of our board of directors, subject to applicable laws, and will depend on our financial condition, results of operations, capital requirements, general business conditions and other factors that our board of directors considers relevant.

Issuer Repurchases of Equity Securities

None.

Recent Sales of Unregistered Securities

None.

Use of Proceeds

On August 10, 2017, our Registration Statement on Form S-1 (File No. 333-218950) was declared effective by the SEC for our IPO pursuant to which we registered an aggregate of 8,395,000 shares of Common Stock (including 1,095,000 shares subject to the underwriters' over-allotment option) and the aggregate price of the offering amount registered was $80,500,000. In connection with our IPO, we sold 7,300,000 shares at a price of $5.50 per share and the aggregate offering price of the shares sold to date is $40,150,000. Cowen and Company, LLC, Stephens Inc. and Guggenheim Securities, LLC acted as joint book-running managers for our IPO. Roth Capital Partners, LLC acted as lead manager. Imperial Capital, LLC acted as co-manager. The offering commenced on August 10, 2017 and terminated before all of the securities registered in the registration statement were sold. The offering closed on August 16, 2017, resulting in net proceeds of $37.6 million after deducting underwriters’ discounts and commissions of $2.5 million and before offering expenses incurred of approximately $2.6 million. No payments were made by us to directors, officers or persons owning 10% or more of our Common Stock or to their associates, or to our affiliates.

As of the date of this report, we have used the net proceeds to us from our IPO as follows: (i) to pay fees and expenses of approximately $2.6 million in connection with our IPO, (ii) to repay the outstanding borrowings under our Loan Agreement of approximately $6.9 million, including accrued interest and fees; (iii) to repay the outstanding borrowings under our convertible notes with Great Hill Partners of approximately $3.3 million, including accrued interest and fees, (iv) approximately $6.0 million for acquisitions and $0.5 million for subsequent payments related to acquisitions in March 2018, and (v) approximately $0.5 million for other corporate purposes, including insurance premiums related to being a publicly traded company.

There has been no material change in the use of proceeds as described in the final prospectus filed on August 11, 2017.

Item 6.	Selected Financial Data.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, we are not required to provide information required by this Item.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This Annual Report on Form 10-K contains forward-looking statements, including statements based upon or relating to our expectations, estimates, and projections. Forward-looking statements generally relate to future events or our future financial or operating performance. In some cases, you can identify forward-looking statements because they contain words such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these words or other similar terms or expressions that concern our expectations, strategy, plans or intentions. These statements are not guarantees of future performance; they reflect our current views with respect to future events and are based on assumptions and are subject to known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from expectations or results projected or implied by forward-looking statements.

These forward-looking statements represent our estimates and assumptions only as of the date of this Annual Report on Form 10-K. Unless required by federal securities laws, we assume no obligation to update any of these forward-looking statements, or to update the reasons actual results could differ materially from those anticipated, to reflect circumstances or events that occur after the statements are made. Given these uncertainties, investors should not place undue reliance on these forward-looking statements.

The following discussion should be read in conjunction with our consolidated financial statements and the related notes, included elsewhere in this Form 10-K. Unless otherwise indicated, all references in this Form 10-K to YogaWorks, we, us, our, and our Company refer to YogaWorks, Inc. and our consolidated subsidiaries.

Company Overview

YogaWorks is a healthy lifestyle brand focused on enriching and transforming lives through yoga. We strive to honor and empower our students’ journey toward personal growth and well-being, no matter their age or physical ability, in an inclusive and community-oriented environment. We offer a broad range of yoga disciplines and levels from fast-paced flow to soothing restorative and integrated fitness classes—in order to meet the needs of our broad student base. We operate in 9 regional operating segments with similar economic characteristics and report as one reportable segment.

Key Metrics

Our financial results are primarily driven by the number of yoga studios we operate, the number of student visits to our studios and the number of classes that we conduct at our studios. The following table sets forth our key operating metrics for the periods indicated.

	At or For Year Ended December 31,
Metric:	2017	2016
Studios (period end)	66	49
Student visits(1)	2,971,032	2,946,807
Studio classes(2)	189,236	181,796

(1)	Student visits include each student’s attendance at a class during the year in which a teacher fee was paid for such class.
(2)	Studio classes include each completed class held at a studio during the year.

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

Results of Operations

The following table summarizes key components of our consolidated statement of operations for the periods indicated:

	Year Ended December 31,		Variance
(in thousands)	2017	2016	Dollar	Percent
Net revenues	$54,514	$55,090	$(576)	(1%)
Cost of revenues and operating expenses:
Cost of revenues	20,558	20,535	23	0%
Center operations	23,477	22,469	1,008	4%
General and administrative expenses	16,027	11,067	4,960	45%
Depreciation and amortization	8,896	8,893	3	0%
Goodwill impairment	7,488	—	7,488	100%
Asset impairment	207	—	207	100%
Total cost of revenues and operating expenses	76,653	62,964	13,689	22%
Loss from operations	(22,139)	(7,874)	(14,265)	181%
Interest expense, net	1,343	1,587	(244)	(15%)
Net loss before income taxes	(23,482)	(9,461)	(14,021)	148%
(Benefit from) provision for income taxes	(46)	43	(89)	(207%)
Net loss	$(23,436)	$(9,504)	$(13,932)	147%

The following table sets forth our consolidated statement of operations data as a percentage of net revenues:

	Year Ended December 31,
	2017	2016
Net revenues	100%	100%
Cost of revenues and operating expenses:
Cost of revenues	38	37
Center operations	43	41
General and administrative expenses	29	20
Depreciation and amortization	16	16
Goodwill impairment	14	—
Asset impairment	—	—
Total cost of revenues and operating expenses	140	114
Loss from operations	(40)	(14)
Interest expense, net	2	3
Net loss before income taxes	(42)	(17)
(Benefit from) provision for income taxes	—	—
Net loss	(42%)	(17%)

Year Ended December 31, 2017 Compared to Year Ended December 31, 2016

Net revenues

The $0.6 million or 1% decrease in net revenues for 2017, as compared to 2016, was primarily due to a larger portion of our sales being recognized as deferred revenue in 2017. Net revenue was reduced by a $1.3 million increase in deferred revenue for 2017, whereas net revenue rose by a $0.7 million decrease in deferred revenue for 2016. The increase in deferred revenue for 2017 was driven by our implementation of a more flexible pricing strategy in July 2016, that has resulted in a shift in sales toward class packages, which require recognition of revenue over a longer time period than other sales options. The decrease in net revenue was primarily due to a $3.9 million decrease in monthly memberships, partially offset by the increase in revenue recognized on the sale of multi-class packages of $2.3 million, revenue recognized from recently acquired studios of $0.7 million and an increase in retail sales of $0.3 million for 2017 compared to 2016.

Our decision to offer class packages at all of our studios also impacted our number of visits, as students on class packages tend to visit studios less than students with memberships. Primarily driven by that shift, our visits for classes at legacy studios (which excludes 16 acquired studios in the last half of 2017) for the year ended December 31, 2017 were lower by 102,558 or 3% as compared to 2016. We anticipate this trend will continue, but at a decreasing rate over time as students in our existing studios purchase class packages more frequently than memberships and as we acquire and open additional studios with students that purchase a more balanced mix between class packages and memberships. While our strategy to sell more class packages has had an impact on both our net revenues and visits during the transition period, we believe the implementation of this strategy will draw a broader student base as consumers favor more flexible pricing options, allowing us to better serve our students.

Cost of revenues

There was no material change in cost of revenues between 2017 and 2016. The slight increase was primarily attributed to a $0.5 million increase in classes taught from the acquired studios, offset by $0.3 million decrease in teacher training and workshop cost, and $0.2 million decrease in cost of retail products. The decrease in training and workshop costs was caused by a lower number of events held in 2017 in comparison to 2016.

Center operations

The $1.0 million or 4% increase in center operations between 2017 and 2016 was primarily due to a $0.7 million increase in real estate taxes and common area maintenance charges and $0.3 million lease expense from the acquired studios.

General and administrative

The $5.0 million or 45% increase in general and administrative expenses between 2017 and 2016 was primarily due to an increase of $2.6 million in stock-based compensation expense from the stock options and Restricted Stock Units (“RSUs”) granted during 2017, a legal settlement accrual for $0.9 million related to the Wage Statement Claim, a $0.6 million increase in corporate payroll due to increased headcount, and an increase of $0.6 million in corporate marketing expenses for social media and online advertising expense in 2017 in comparison to 2016.

Depreciation and amortization

There was no material change in depreciation and amortization expense between 2017 and 2016.

Goodwill impairment

We recognized an impairment of goodwill of $7.5 million in 2017. We did not record any impairment losses related to goodwill in 2016. Beginning in 2017, our Company early adopted the guidance in ASU 2017-04, which simplified the method of measuring goodwill impairment by writing-off the excess of the reporting unit’s carry amount and fair value. In the fourth quarter of 2017, we performed our annual goodwill impairment test which resulted in a $7.5 million impairment to goodwill. The impairment was primarily due to projected cash flows and the Company’s decline in market capitalization since the launch of the IPO.  The goodwill impairment was recorded at year-end December 31, 2017.

Asset impairment

We recognized an impairment of long-lived assets of $0.2 million in 2017 for a planned studio closure. We recorded the impairment charge for the property and equipment associated with this studio that was no longer recoverable and was therefore fully written-off. We did not record any asset impairment losses in 2016.

Interest expense, net

The $0.2 million or 15% decrease in interest expense, net between 2017 and 2016 was primarily due to the decrease in interest expense of $0.5 million as a result of the conversion and pay-off of the New Convertible Notes and pay-off of the Deerpath Facility in 2017, offset by the prepayment penalty fees of $0.1 million related to pay-off of the Deerpath Facility and write-off of the unamortized portion of debt issuance costs of $0.3 million.

Provision for income taxes

There was no material change in the (benefit from) provision for income taxes between 2017 and 2016. Our effective income tax rate was 0.20% for 2017 and (0.45)% for 2016.

Non-GAAP financial measures

In addition to our results determined in accordance with GAAP, we use Adjusted EBITDA, Studio-Level EBITDA, Adjusted free cash flow, Studio-Level free cash flow and Adjusted net loss which are not calculated in accordance with GAAP. We use these financial measures to understand and evaluate our business. Adjusted EBITDA is a supplemental measure of the operating performance of our core business operations. Studio-Level EBITDA is a supplemental measure of our operating performance of our studios. Adjusted free cash flow is a supplemental measure of the operating performance of our core business operations excluding deferred revenue. Studio-Level free cash flow is a supplemental measure of our operating performance of our studios excluding deferred revenue. Adjusted net loss is a supplemental measure of operating performance that is adjusted for certain non-recurring items that we do not believe directly reflect our core business operations. Accordingly, we believe Adjusted EBITDA, Studio-Level EBITDA, Adjusted free cash flow, Studio-Level free cash flow and Adjusted net loss provide useful information to investors and others in understanding and evaluating our Company’s operating results in the same manner as management and the Board. Non-GAAP financial measures should not be considered in isolation from, or as a substitute for, financial information prepared in accordance with GAAP.

Our use of Adjusted EBITDA, Studio-Level EBITDA, Adjusted free cash flow, Studio-Level free cash flow and Adjusted net loss has limitations as an analytical tool, and you should not consider it in isolation or as a substitute for analysis of our financial results as reported under GAAP. Some of these limitations are as follows:

•

although depreciation and amortization expense are non-cash charges, the assets being depreciated and amortized may have to be replaced in the future, and Adjusted EBITDA, Studio-Level EBITDA, Adjusted free cash flow and Studio-Level free cash flow do not reflect cash capital expenditure requirements for such replacements or for new capital expenditure requirements;

•

Adjusted EBITDA, Studio-Level EBITDA, Adjusted free cash flow and Studio-Level free cash flow do not reflect: (i) changes in, or cash requirements for, our working capital needs; (ii) debt service requirements; (iii) tax payments that may represent a reduction in cash available to us; and (iv) other cash costs that may recur in the future;

•

Studio-Level EBITDA and Studio-Level free cash flow are not measures of our overall profitability but supplemental measures of the operating performance of our studios. While Studio-Level EBITDA and Studio-Level free cash flow exclude regional and corporate general and administrative expenses that are not necessary to operate our studios, these excluded expenses are essential to support the operation and development of our studios; and

•

other companies, including companies in our industry, may calculate Adjusted EBITDA, Studio-Level EBITDA, Adjusted free cash flow, Studio-Level free cash flow and Adjusted net loss or similarly titled measures differently, which reduces their usefulness as a comparative measure.

Adjusted EBITDA, Studio-Level EBITDA, Adjusted free cash flow and Studio-Level free cash flow

The following table presents a reconciliation of Adjusted EBITDA and Studio-Level EBITDA to Net loss. In addition, Adjusted free cash flow and Studio-Level free cash flow are presented for each of the periods indicated:

	Year Ended December 31,
	2017	2016
(in thousands)
Net loss	$(23,436)	$(9,504)
Interest expense, net	1,343	1,587
(Benefit from) provision for income taxes	(46)	43
Depreciation and amortization	8,896	8,893
Goodwill impairment	7,488	—
Asset impairment	207	—
Deferred rent(a)	252	276
Stock-based compensation(b)	2,583	23
Legal settlement(c)	902	—
Severance(d)	87	225
Executive recruiting(e)	131	56
Professional fees(f)	308	—
Great Hill Partners expense reimbursement fees(g)	75	100
Adjusted EBITDA	(1,210)	1,699
Change in deferred revenue(h)	1,270	(749)
Adjusted free cash flow	60	950
Other general and administrative expenses(i)	11,941	10,674
Studio-Level free cash flow	12,001	11,624
Change in deferred revenue(h)	(1,270)	749
Studio-Level EBITDA	$10,731	$12,373

(a)	Reflects the extent to which our rent expense for the period has been above or below our cash rent payments.
(b)	Non-cash charges related to equity-based compensation programs, which vary from period to period depending on timing of awards and forfeitures.
(c)	Legal settlement expense primarily related to the Wage Statement Claim with the state of California.
(d)	Severance expenses incurred in the period related to the termination of studio and non-studio employees.
(e)	Executive recruiting expenses incurred in connection with the recruitment and hiring of members of our management team.
(f)	Professional fees related to accounting, tax and consulting services that were expensed in connection with our IPO and acquisitions.
(g)

Represents expense reimbursement fees incurred in connection with our Expense Reimbursement Agreement with affiliates of Great Hill Equity Partners V, L.P. and Great Hill Investors, LLC (collectively, “Great Hill Partners” or “GHP”), which was terminated upon completion of our IPO.

(h)	Represents change in deferred revenue that is reflected in the consolidated statements of operations, excluding the change in gift card liabilities.

(i)

Represents general and administrative expenses that are corporate and regional expenses and not incurred by our studios, and which are primarily comprised of expenses related to (i) wages and benefits of corporate and regional employees, (ii) non-studio rent, utilities and maintenance, (iii) corporate and regional marketing and advertising, and (iv) corporate professional fees. Other general and administrative expenses exclude any general and administrative expenses related to deferred rent, stock-based compensation, legal settlement, severance, executive recruiting, professional fees, the Great Hill Partners expense reimbursement fees or any other general and administrative expenses that are included in the reconciliation of net loss to Adjusted EBITDA.

Adjusted net loss

The following table presents a reconciliation of Adjusted net loss to Net loss for each of the periods indicated:

	Year Ended December 31,
	2017	2016
(in thousands)
Net loss	$(23,436)	$(9,504)
Goodwill impairment	7,488	—
Asset impairment	207	—
Stock-based compensation(a)	2,583	23
Legal settlement(b)	902	—
Severance(c)	87	225
Executive recruiting(d)	131	56
Professional fees(e)	308	—
Great Hill Partners expense reimbursement fees(f)	75	100
Adjusted net loss	$(11,655)	$(9,100)

(a)	Non-cash charges related to equity-based compensation programs, which vary from period to period depending on timing of awards and forfeitures.
(b)	Legal settlement expense primarily related to the Wage Statement Claim with the state of California.
(c)	Severance expenses incurred in the period related to the termination of studio and non-studio employees.
(d)	Executive recruiting expenses incurred in connection with the recruitment and hiring of members of our management team.
(e)	Professional fees related to accounting, tax and consulting services that were expensed in connection with our IPO and acquisitions.
(f)	Represents expense reimbursement fees incurred in connection with our Expense Reimbursement Agreement with Great Hill Partners, which was terminated upon completion of our IPO.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our consolidated financial statements are prepared in accordance with U.S. GAAP, which requires management to make estimates, judgments and assumptions that affect the amounts reported in our consolidated financial statements. Management considers an accounting policy to be critical if it is important to our financial condition and results of operations, and if it requires significant judgment and estimates on the part of management in its application. The development and selection of these critical accounting policies have been determined by management and the related disclosures have been reviewed with the Audit Committee of our Board of Directors. We consider the following accounting policies to be critical in the preparation of our consolidated financial statements:

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ materially from those estimates. Significant estimates include stock-based compensation, deferred revenue recognition, income taxes, purchase price allocation, valuation of long-lived assets, intangible assets and goodwill and useful lives of intangible assets and property and equipment.

Cash and Cash Equivalents

Cash and cash equivalents consist of cash on hand and highly-liquid investments with original maturities of three months or less. We place our cash and cash equivalents with major financial institutions. Cash and cash equivalents balances at these institutions are guaranteed by the Federal Deposit Insurance Corporation (“FDIC”). From time-to-time, deposits may exceed the FDIC coverage limits.

Fair Value Measurements

ASC 820, “Fair Value Measurement”, establishes a three-level valuation hierarchy for disclosure of fair value measurements. The valuation hierarchy is based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date. Categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement.

The three levels are defined as follows:

Level 1—Inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.

Level 2—Inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.

Level 3—Inputs to the valuation methodology are unobservable and significant to the fair value measurement.

The carrying value of our financial assets and liabilities, including cash and cash equivalents, and accounts payable and accrued liabilities are stated at historical cost which approximates fair value because of the short-term nature of these instruments at prevailing market rates. The carrying amount of the long-term debt approximates the fair value of the convertible promissory notes and term loans, as the interest rates are variable except for the Great Hill Partners Convertible Notes and approximate the interest rates available to us.

Inventories

Inventories are stated at the lower of cost and net realizable value. Our inventory consists of clothing, yoga props, media (DVDs and books) and home products (home décor and miscellaneous food and beverage items). Inventories are valued on a first-in first-out cost method.

Property and Equipment

Property and equipment are stated at cost, less accumulated depreciation and amortization using the straight-line method over the following estimated useful lives of the assets:

Years
Computer equipment and purchased software	3
Furniture and fixtures	5
Leasehold improvements	Useful life or remaining lease term, whichever is shorter
Other equipment	2 to 5

Repairs and maintenance are expensed as incurred, while renewals or betterments are capitalized.

Intangible Assets

Intangible assets are stated at cost, less accumulated amortization. We account for the purchase of intangible assets in accordance with ASC 350 “Intangibles - Goodwill and Other.” Intangible assets are based on their acquisition cost. Applicable long-lived assets, including definite-lived intangible assets, are amortized or depreciated using the straight-line method over the shorter of their estimated useful lives, the estimated period that the assets will generate revenue or the statutory or contractual term. Estimates of useful lives and periods of expected revenue generation are reviewed periodically for appropriateness and are based upon management’s judgment.

Impairment of Long-Lived Assets

We review long-lived assets other than goodwill for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If an evaluation of recoverability is required, the estimated undiscounted future cash flows directly associated with the asset are compared to the asset’s carrying amount. If the estimated future cash flows from the use of an asset are less than the carrying value, a write-down would be recorded to reduce the asset to its estimated fair value.

Goodwill

Our goodwill primarily relates to the 2014 acquisition of the predecessor to YogaWorks, Inc. (the “Predecessor”) by Great Hill Partners, acquisitions of three yoga companies in San Francisco, Boston and Baltimore in 2015 and five yoga companies in the Washington, D.C. area, Houston and Atlanta in 2017. Goodwill represents the excess of the purchase price over the fair value of the identifiable net assets acquired in an acquisition accounted for as a business combination.

Goodwill is not amortized but rather is tested for impairment on an annual basis and if there is a triggering event or circumstances require, on an interim basis, in accordance with ASC Topic 350 “Intangibles - Goodwill and Other”. We perform our impairment test annually in the fourth quarter of the year or more frequently if impairment indicators arise.  Goodwill is considered impaired when the carrying amount of a reporting unit exceeds the fair value of the reporting unit. A reporting unit is the same as, or one level below, an operating segment.  The Company’s nine regional operating segments: Los Angeles, Orange County, Northern California, Houston, Atlanta, Washington D.C., Baltimore, New York City, and Boston are considered reporting units for goodwill impairment testing purposes. The fair value of a reporting unit is determined using valuation techniques based on estimates, judgments and assumptions management believes are appropriate in the circumstances.

In 2016, we reviewed goodwill for impairment utilizing a two-step process. In the two-step process, the first step of the goodwill impairment test is used to identify potential impairment by comparing the fair value of a reporting unit with its carrying amount, including goodwill. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired and the second step of the impairment test is unnecessary. If the carrying amount of a reporting unit exceeds its fair value the reporting unit is considered impaired and the second step of the goodwill impairment test is performed to measure the amount of impairment. In the fourth quarter 2016, the Company passed the first step of the goodwill impairment test, as such goodwill was not impaired.

Beginning in 2017, the Company early adopted the guidance in ASU 2017-04, which simplified the method of measuring goodwill impairment by writing-off the excess of the reporting unit’s carry amount and fair value. In the fourth quarter of 2017, we performed our annual goodwill impairment test which resulted in a $7.5 million impairment to goodwill. The impairment was primarily due to projected cash flows and the Company’s decline in market capitalization since the launch of the IPO.  The goodwill impairment was recorded at year-end December 31, 2017.

Debt Issuance Cost

Debt issuance costs are being amortized using the effective interest rate method over the term of the loan and the amortization expense is recorded as part of interest expense of the consolidated statements of operations. Debt issuance cost amortization amounted to $69,164 and $111,922 for the years ended December 31, 2017 and December 31, 2016, respectively.  As our debt was repaid in full in 2017, $318,016 of debt issuance costs were written-off.

Leases

Our Company leases its facilities and certain equipment, and accounts for these leases in accordance with ASC 840 Leases. In accordance with ASC 840, rent expense is recognized on a straight-line basis with a liability for deferred rent recognized for the difference in the expense recorded, tenant improvement allowances and the current cash payments required under the terms of the leases.

Revenue Recognition

Our Company generates revenues primarily from the sale of yoga classes, workshops, teacher training programs and yoga-related retail merchandise, net of discounts, refunds and returns at the time they are granted. Yoga classes are principally sold in two formats—class packages and memberships. Class packages are based on a fixed number of classes, while memberships provide unlimited classes over a certain time period. Membership, class package, workshop and teacher training revenues are generally paid in advance. There are primarily two types of memberships, monthly memberships and paid-in-full memberships (for six or twelve months), and revenue is recognized over the membership period. Class package revenue is recognized based on aggregate usage patterns. Workshop and teacher training revenue is deferred until the date of the event or is recognized over the period the event takes place. The deferred revenue balance as of December 31, 2017 and 2016 was $7,187,948 and $4,593,076, respectively, and includes gift card liabilities. Our deferred revenue balance is reduced by refunds in the reporting period which results in less revenue recognized over the service term than originally anticipated. The accounts receivable balance as of December 31, 2017 and 2016 was $160,945 and $63,736, respectively, and is included in prepaid expenses and other current assets in the consolidated balance sheets.

Revenue for retail merchandise is recognized at the time of sale when the customer receives and pays for the merchandise at the stores. Taxes collected from the customer are recorded on a net basis. Sales returns by customers for yoga-related retail merchandise sales have historically not been material. Our Company sells gift cards to our customers. The gift cards sold to customers have no stated expiration dates and are subject to actual and/or potential escheatment rights in several of the jurisdictions in which we operate. We recognize income from gift cards when redeemed by the customer. We do not estimate gift card breakage. The gift card liability balance was $690,170 and $442,947 as of December 31, 2017 and December 31, 2016, respectively, and is included in deferred revenue in the consolidated balance sheets.

Cost of Revenues

Cost of revenues consists of direct costs associated with delivering the services, which mainly include teacher payroll and related expenses, and cost of physical goods sold (such as yoga clothing and accessories).

Center Operations

Center operations consist of costs for studio rent, utilities, compensation and benefits for studio staff, sales support staff and management and sales and marketing expenses, as well as certain studio level general and administrative expenses. Our Company recognizes these costs as an expense when incurred.

General and Administrative Expenses

General and administrative expenses include corporate rent, marketing, office expenses and compensation and benefits costs for regional management, and other regional support staff, executive, finance and accounting, human resources, information technology, administration, business development, legal and other support-function personnel. General and administrative expenses also include fees for professional services, insurance and licenses, as well as acquisition-related costs.

Depreciation and Amortization

Depreciation and amortization includes the depreciation and amortization expense of property and equipment, and the amortization expense of leasehold improvements and intangible assets.

Stock-Based Compensation

We record stock-based compensation expense in accordance with the provisions of ASC 718 Compensation - Stock Compensation for all equity awards made to employees based on the estimated fair value of such awards as of the grant date. The expense is recognized over the employee’s requisite service period (the vesting period, generally four years). Fair value of shares of Common Stock is estimated using a generally accepted valuation methodology (see Note 14) and fair value of options is calculated using the Black-Scholes option-pricing model. Using this option-pricing model, the fair value of each employee award is estimated on the grant date. The fair value is expensed on a straight-line basis over the vesting period. The expected volatility assumption is based on the volatility of the share price of comparable public companies. The expected life is determined using the “simplified method” permitted by Staff Accounting Bulletin Numbers 107 and 110 (the midpoint between the term of the agreement and the weighted average vesting term). The risk-free interest rate is based on the implied yield on a U.S. Treasury security at a constant maturity with a remaining term equal to the expected term of the option granted. The dividend yield is zero, as we have never declared a cash dividend.

We recognize equity-based compensation expense for only those options and RSUs expected to vest on a straight-line basis over the requisite service period of the award.

Income Taxes

Income taxes are accounted for under the asset and liability method prescribed by ASC 740 “Income Taxes”. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards. We measure tax assets and liabilities using the enacted tax rates expected to apply to taxable income in the years in which we expect to recover or settle those temporary differences. We recognize the effect of a change in tax rates on deferred tax assets and liabilities in income in the period that includes the enactment date. We provide a valuation allowance against net deferred tax assets unless, based upon the available evidence, it is more likely than not that the deferred tax assets will be realized.

Our Company follows guidance in ASC 740, which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken, or expected to be taken, in a tax return. Therefore, there will only be recognition where a tax position is more likely than not to be sustained upon examination by taxing authorities. We recognize interest and penalties on taxes, if any, related to unrecognized tax benefits as income tax expense.

The Tax Cuts and Jobs Act (“the Act”) was enacted on December 22, 2017 and reduces the US federal corporate tax rate to 21%. We have not completed our accounting for the tax effects of the Act, however in certain cases we have made a reasonable estimate of the effects on our existing deferred tax balances. For the items for which we were able to determine a reasonable estimate, we remeasured certain deferred tax assets and liabilities based on the rates at which they are expected to reverse in the future, which is generally 21%. The changes effected by the Act did not result in an increase in tax expense due the remeasurment being fully offset by a decrease in our valuation allowance. See Note 15 to our consolidated financial statements contained herein for more details.

Net Loss Per Share Attributable to Common Stockholders (“EPS”)

Our Company calculates earnings per share attributable to common stockholders in accordance with ASC Topic 260, “Earning Per Share.” Basic net loss per share attributable to common stockholders is calculated by dividing net loss attributable to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted net loss per common share is calculated by dividing net loss attributable to common stockholders by weighted-average common shares outstanding during the period plus potentially dilutive common shares, such as stock options.

Potentially dilutive common shares are calculated in accordance with the treasury stock method, which assumes that proceeds from the exercise of all options are used to repurchase common stock at market value. The number of shares remaining after the proceeds are exhausted represents the potentially dilutive effect of the securities.

Under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards until such time as those standards apply to private companies. We have availed ourselves of this exemption from new or revised accounting standards. The effective dates of the recent accounting pronouncements noted below reflect the private company transition date.

Liquidity and Capital Resources

We have a history of operating losses and an accumulated deficit of $57.1 million as of December 31, 2017. However, we had working capital of $11.4 million at December 31, 2017 and negative working capital of $3.7 million at December 31, 2016. Historically, we have satisfied our liquidity needs primarily through cash generated from financing activities. Our principal liquidity needs include cash used for operations (such as rent and labor costs), acquisitions, capital expenditures for the development of new studios and other capital expenditures necessary to improve existing studios, primarily leasehold improvements and additional furniture and fixtures.

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

	Year Ended December 31,
(in thousands)	2017	2016
Provided by operating activities	$615	$762
Used in investing activities	(7,830)	(2,096)
Provided by (used in) financing activities	27,398	(526)
Increase (decrease) in cash and cash equivalents	20,183	(1,860)
Cash and cash equivalents, beginning of period	1,912	3,772
Cash and cash equivalents, end of period	22,095	1,912

Net cash provided by operating activities

Our net cash provided by operating activities in 2017 was driven by marketing initiatives and the enhancement of classes and events we provide to our students, and the timing of general and administrative expenses as we establish our administrative infrastructure to support our expected growth. In 2017, $21.5 million or 92% of our net loss of $23.4 million consisted of non-cash items, including, depreciation and amortization expense of $8.9 million, goodwill impairment of $7.5 million, stock-based compensation expense of $2.6 million, change in deferred revenue of $1.4 million plus an additional $0.4 million in amortization and write-off of the unamortized portion of the debt issuance costs, $0.3 million of paid-in-kind interest, $0.2 million of asset impairment and change in value of the beneficial conversion feature of $0.1 million.

Net cash provided by operating activities in 2017 also included a $1.6 million increase in accounts payables and accrued expenses primarily due to the timing of accounts payable payments and the accrual for the Wage Statement Claim, a $1.4 million increase in deferred revenue, $0.6 million in tenant improvement allowances received, a $0.4 million increase in accrued compensation, a $0.3 million decrease in deferred rent and other non-current liabilities and a $0.2 million increase in inventory. The increase in deferred revenue was a result of the shift in sales toward class packages which require recognition of revenue over a longer time period than other sales options.

In 2016, our net cash provided by operating activities primarily resulted from our net loss of $9.5 million, which included non-cash items of depreciation and amortization expense of $8.9 million, $0.9 million in paid-in-kind interest, and $0.1 million in amortization of debt issuance cost. Net cash used in operating activities in 2016 also includes $1.6 million in tenant improvement allowances received, a $0.6 million decrease in deferred revenue due to timing of when memberships and class packages had been sold and when the corresponding revenue recognized for such sales occurred, a $0.4 million decrease in accounts payables and accrued expenses, a $0.3 million increase in accrued compensation, a $0.3 million increase in deferred rent and a $0.2 million decrease in inventory.

Net cash used in investing activities

In 2017, our net cash used in investing activities primarily resulted from $6.0 million paid for studio acquisitions and $1.8 million of purchases of property and equipment.

In 2016, our net cash used in investing activities resulted from $2.1 million of purchases of property and equipment.

Net cash provided by (used in) financing activities

In 2017, our net cash provided by financing activities resulted from our net IPO proceeds of $35.1 million and issuance of the New Convertible Notes of $3.2 million, offset by loan payments made on the Deerpath Facility of $7.0 million, payment on the New Convertible Notes of $3.3 million, tax payments for vested restricted stock shares of $0.4 million and payment on subordinated notes of $0.2 million.

In 2016, our net cash used in financing activities resulted primarily from loan payments made on the Deerpath Facility of $0.5 million.

Off Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity or capital expenditures or capital resources that are material to an investor in our shares.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, we are not required to provide information required by this Item.

Item 8. Financial Statements and Supplementary Data

Reference is made to the financial statements, which begin at page F-1 of this Annual Report on Form 10-K.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

Evaluation of disclosure controls and procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this Annual Report on Form 10-K.

There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their control objectives.

Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of the end of the period covered by this Annual Report on Form 10-K, our disclosure controls and procedures were not effective, due to a material weakness in internal controls over management review and financial reporting related to year end process level controls over certain reconciliations and effective review

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

To address the material weakness, management initiated additional procedures prior to filing this Annual Report on Form 10-K. Based on these procedures, notwithstanding the 2017 material weakness, management believes that our consolidated financial statements included in this Annual Report on Form 10-K have been prepared in accordance with generally accepted accounting principles. Our Chief Executive Officer and Chief Financial Officer have certified that, based on such officer’s knowledge, the financial statements, and other financial information included in this Annual Report on Form 10-K, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this Annual Report on Form 10-K.

We will continue to review and develop additional controls and procedures to improve our control environment, including implementing procedures and enhancing controls to assure that management reviews are documented and performed timely and accurately. We believe that the foregoing steps if implemented, will help remediate the material weaknesses identified above.

Management Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)). This annual report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the company’s registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies. Further, our independent registered public accounting firm will not be required to formally attest to the effectiveness of our internal control over financial reporting as long as we are an “emerging growth company” pursuant to the provisions of the JOBS Act.

Changes in internal control over financial reporting

Other than the material weakness identified during the fourth quarter and described above, there have been no changes in our internal control over financial reporting that occurred during our most recent fiscal year that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Our board of directors has adopted a code of ethics that applies to all of our directors, officers and employees, including our chief executive officer, chief financial officer and all of the finance team. The full text of our code of ethics can be found on the investor relations page of our website at www.yogaworks.com. We intend to satisfy the disclosure requirement under Item 406(c) of Regulation S‑K regarding an amendment to, or waiver from, a provision of our code of ethics by posting such information on our website at the address and the location specified above.

We will file with the SEC a definitive proxy statement pursuant to Regulation 14A no later than 120 days after December 31, 2017. The information required by this Item will appear in that definitive proxy statement and is incorporated by reference herein.

Item 11.	Executive Compensation.

We will file with the SEC a definitive proxy statement pursuant to Regulation 14A no later than 120 days after December 31, 2017. The information required by this Item will appear in that definitive proxy statement and is incorporated by reference herein.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

We will file with the SEC a definitive proxy statement pursuant to Regulation 14A no later than 120 days after December 31, 2017. The information required by this Item will appear in that definitive proxy statement and is incorporated by reference herein.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

We will file with the SEC a definitive proxy statement pursuant to Regulation 14A no later than 120 days after December 31, 2017. The information required by this Item will appear in that definitive proxy statement and is incorporated by reference herein.

Item 14.	Principal Accounting Fees and Services.

We will file with the SEC a definitive proxy statement pursuant to Regulation 14A no later than 120 days after December 31, 2017. The information required by this Item will appear in that definitive proxy statement and is incorporated by reference herein.

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

(a)The following documents are filed as part of this Annual Report on Form 10-K:

(1)	Financial statements (included in Item 8 of this Annual Report on Form 10-K):
•	Report of Independent Registered Public Accounting Firm
•	Consolidated Balance Sheets as of December 31, 2017 and 2016
•	Consolidated Statements of Operations for the years ended December 31, 2017 and 2016
•	Consolidated Statements of Redeemable Preferred Stock as of December 31, 2017 and 2016
•	Consolidated Statements of Stockholders’ Deficit for the years ended December 31, 2017 and 2016
•	Consolidated Statements of Cash Flows for the years ended December 31, 2017 and 2016
•	Notes to Consolidated Financial Statements
(2)	Financial Statements Schedules

Separate financial statements schedules have been omitted because such information is inapplicable or is included in the financial statements or notes described above.

(3)	Exhibits

The exhibits listed in the Exhibits Index, which appears immediately following the signature page and is incorporated herein by reference, are filed or incorporated by reference as part of this Annual Report on Form 10-K.

Item 16.	Form 10-K Summary.

Optional disclosure, not included in this Annual Report on Form 10-K.

.

Exhibit Index

Exhibit Number	Description

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

10.1+	YWX Holdings, Inc. 2014 Stock Option and Grant Plan (incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement on Form S-1 (File No. 333-218950) filed on June 23, 2017)

10.2+

YogaWorks, Inc. 2017 Incentive Award Plan (incorporated by reference to Exhibit 10.7 to Amendment No. 2 to the Company’s Registration Statement on Form S-1 (File No. 333-218950) filed on July 17, 2017)

10.3+

First Amendment to YogaWorks, Inc. 2017 Incentive Award Plan (incorporated by reference to Exhibit 10.19 to Amendment No. 4 to the Company’s Registration Statement on Form S-1 (File No. 333-218950) filed on August 10, 2017)

10.4+

Form of Stock Option Agreement under the YogaWorks, Inc. 2017 Incentive Award Plan (incorporated by reference to Exhibit 10.8 to Amendment No. 2 to the Company’s Registration Statement on Form S-1 (File No. 333-218950) filed on July 17, 2017)

10.5+

Form of Restricted Stock Unit Agreement under the YogaWorks, Inc. 2017 Incentive Award Plan (incorporated by reference to Exhibit 10.18 to Amendment No. 4 to the Company’s Registration Statement on Form S-1 (File No. 333-218950) filed on August 10, 2017)

10.6+	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.9 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333-218950) filed on July 10, 2017)

10.7+

YogaWorks, Inc. Non-Employee Director Compensation Program (incorporated by reference to Exhibit 10.17 to Amendment No. 2 to the Company’s Registration Statement on Form S-1 (File No. 333-218950) filed on July 17, 2017)

10.10+

Employment Agreement, dated as of March 27, 2017, by and between Whole Body, Inc. and Rosanna McCollough (incorporated by reference to Exhibit 10.10 to the Company’s Registration Statement on Form S-1 (File No. 333-218950) filed on June 23, 2017)

10.11+

Employment Agreement, dated as of March 27, 2017, by and between Whole Body, Inc. and Vance Chang (incorporated by reference to Exhibit 10.11 to the Company’s Registration Statement on Form S-1 (File No. 333-218950) filed on June 23, 2017)

10.12+

Employment Agreement, dated as of March 27, 2017, by and between Whole Body, Inc. and Suzanne Dawson (incorporated by reference to Exhibit 10.12 to the Company’s Registration Statement on Form S-1 (File No. 333-218950) filed on June 23, 2017)

10.13+

Employment Agreement, dated as of March 27, 2017, by and between Whole Body, Inc. and Kurt Donnell (incorporated by reference to Exhibit 10.13 to the Company’s Registration Statement on Form S-1 (File No. 333-218950) filed on June 23, 2017)

21.1	List of Subsidiaries of the Registrant (incorporated by reference to Exhibit 21.1 to the Company’s Registration Statement on Form S-1 (File No. 333-218950) filed on June 23, 2017)

Exhibit Number	Description
23.1*	Consent of BDO USA, LLP, Independent Registered Public Accounting Firm

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

+	Indicates a management contract or compensatory plan or arrangement.
*	Filed herewith.
**	Submitted electronically with this Report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

YogaWorks, Inc.

Date: April 3, 2018	By:	/s/ Vance Chang
Vance Chang
Chief Financial Officer (Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Rosanna McCollough	President & Chief Executive Officer, Director	April 3, 2018
Rosanna McCollough	(Principal Executive Officer)

/s/ Vance Chang	Chief Financial Officer	April 3, 2018
Vance Chang	(Principal Financial Officer)

/s/ Peter L. Garran	Director and Chairman of the Board	April 3, 2018
Peter L. Garran

/s/ Michael A. Kumin	Director	April 3, 2018
Michael A. Kumin

/s/ Michael J. Gerend	Director	April 3, 2018
Michael J. Gerend

/s/ Brian Cooper	Director	April 3, 2018
Brian Cooper

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors

YogaWorks, Inc.

Los Angeles, California

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of YogaWorks, Inc. (the “Company”) and subsidiaries as of December 31, 2017 and 2016, the related consolidated statements of operations, redeemable preferred stock, stockholders’ equity (deficit), and cash flows for the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company and subsidiaries at December 31, 2017 and 2016, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ BDO USA, LLP

We have served as the Company's auditor since 2008.

Los Angeles, California

April 3, 2018

YogaWorks, Inc.

Consolidated Balance Sheets

	As of December 31,
	2017	2016
Assets
Current assets
Cash and cash equivalents	$22,095,216	$1,912,421
Inventories	1,212,608	948,194
Prepaid expenses and other current assets	1,145,067	1,318,137
Total current assets	24,452,891	4,178,752
Property and equipment, net	10,418,203	8,552,674
Intangible assets, net	22,142,275	25,654,823
Goodwill	12,768,773	17,746,570
Other non-current assets	1,224,179	1,015,079
Total assets	$71,006,321	$57,147,898

Liabilities, Redeemable Preferred Stock and Stockholders’ Equity (Deficit)
Current liabilities
Accounts payable and accrued expenses	$3,794,569	$1,162,675
Accrued compensation	1,947,134	1,504,034
Current portion of long-term debt, net of debt issuance costs	—	418,750
Deferred revenue	7,187,948	4,593,076
Current portion of deferred rent	122,607	192,569
Total current liabilities	13,052,258	7,871,104
Deferred rent, net of current portion	3,418,886	2,471,734
Deferred tax liability	—	59,536
Convertible note due to related party	—	11,634,592
Long-term debt, net of current portion and debt issuance costs	—	6,350,320
Total liabilities	16,471,144	28,387,286

Commitments and Contingencies (Note 16)

Redeemable preferred stock, nil as of December 31, 2017; $0.001 par value; 10,000 shares authorized, issued and outstanding at December 31, 2016; Liquidation Preference of $61,392,824 at December 31, 2016	—	61,392,824

Stockholders’ equity (deficit)
Common stock $0.001 par value; 50,000,000 shares authorized and 16,435,505 issued and 16,332,510 outstanding at December 31, 2017 and 100,000 shares authorized and 74,559 shares issued and outstanding at December 31, 2016 (Note 11)	16,333	75
Additional paid-in capital	111,650,415	67,187
Accumulated deficit	(57,131,571)	(32,699,474)
Total stockholders’ equity (deficit)	54,535,177	(32,632,212)
Total liabilities, redeemable preferred stock, and stockholders’ equity (deficit)	$71,006,321	$57,147,898

See accompanying notes to the consolidated financial statements.

YogaWorks, Inc.

Consolidated Statements of Operations

	Year Ended December 31,
	2017	2016
Net revenues	$54,513,945	$55,090,208
Cost of revenues and operating expenses
Cost of revenues	20,558,001	20,535,177
Center operations	23,476,691	22,469,539
General and administrative expenses	16,026,758	11,066,545
Depreciation and amortization	8,896,002	8,893,093
Goodwill impairment	7,488,399	—
Asset impairment	206,543	—
Total cost of revenues and operating expenses	76,652,394	62,964,354
Loss from operations	(22,138,449)	(7,874,146)
Interest expense, net	1,343,445	1,587,084
Net loss before (benefit from) provision for income taxes	(23,481,894)	(9,461,230)

(Benefit from) provision for income taxes	(45,540)	43,292
Net loss	(23,436,354)	(9,504,522)
Less preferred rights dividend on redeemable preferred stock	(995,743)	(4,634,662)
Net loss attributable to common stockholders	$(24,432,097)	$(14,139,184)

Basic and diluted net loss per share attributable to common stockholders	$(2.52)	$(191.60)

Weighted-average number of shares used in calculating loss per share attributable to common stockholders:
Basic and diluted common shares	9,680,988	73,796

See accompanying notes to the consolidated financial statements.

YogaWorks, Inc.

Consolidated Statements of Redeemable Preferred Stock

	Redeemable Preferred Stock
	Shares	Amount
Balance, December 31, 2015	10,000	$56,758,162
Deemed dividend on redeemable preferred stock	—	4,634,662
Balance, December 31, 2016	10,000	61,392,824
Preferred rights dividend on redeemable preferred stock	—	995,743
Redeemable preferred stock conversion	(10,000)	(62,388,567)
Balance, December 31, 2017	—	$—

See accompanying notes to the consolidated financial statements.

YogaWorks, Inc.

Consolidated Statements of Stockholders’ Equity (Deficit)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
Balance, December 31, 2015	72,735	$73	$25,869	$(18,560,290)	$(18,534,348)
Issuance of common stock	1,824	2	17,875	—	17,877
Redeemable preferred stock dividends	—	—	—	(4,634,662)	(4,634,662)
Stock-based compensation	—	—	23,443	—	23,443
Net loss	—	—	—	(9,504,522)	(9,504,522)
Balance, December 31, 2016	74,559	75	67,187	(32,699,474)	(32,632,212)
Conversion of redeemable preferred stock	7,425,388	7,425	62,381,142	—	62,388,567
Conversion of convertible note	1,407,632	1,408	11,824,366	—	11,825,774
Beneficial conversion feature	—	—	147,877	—	147,877
Redeemable preferred stock dividends	—	—	—	(995,743)	(995,743)
Issuance of common stock	7,301,499	7,302	35,075,986	—	35,083,288
Vesting of restricted stock units	226,427	226	(226)	—	—
Repurchase of shares to satisfy tax withholding	(102,995)	(103)	(428,700)	—	(428,803)
Stock-based compensation	—	—	2,582,783	—	2,582,783
Net loss	—	—	—	(23,436,354)	(23,436,354)
Balance, December 31, 2017	16,332,510	$16,333	$111,650,415	$(57,131,571)	$54,535,177

See accompanying notes to the consolidated financial statements.

YogaWorks, Inc.

Statements of Cash Flows

	Year Ended December 31,
	2017	2016
Cash flows from operating activities
Net loss	$(23,436,354)	$(9,504,522)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	8,896,002	8,893,093
Goodwill impairment	7,488,399	—
Asset impairment	206,543	—
Deferred tax	(59,536)	36,508
Paid-in-kind interest expense capitalized to convertible note	291,585	906,825
Beneficial conversion feature	147,877	—
Amortization of debt issuance cost	69,164	111,922
Debt issuance cost written-off	318,016	—
Stock-based compensation expense	2,582,783	23,443
Changes in operating assets and liabilities, net of effects from acquisitions:
Tenant improvement allowances received	625,000	1,558,576
Inventories	(221,414)	167,508
Prepaid expenses and other current assets	173,070	(923,305)
Other non-current assets	(76,100)	(49,293)
Accounts payable and accrued expenses	1,508,382	(376,810)
Accrued compensation	443,100	291,889
Deferred revenue	1,405,872	(649,881)
Deferred rent and other non-current liabilities	252,190	276,217
Net cash provided by operating activities	614,579	762,170
Cash flows from investing activities
Purchase of property, equipment, and intangible assets	(1,834,526)	(2,096,481)
Cash paid for acquisitions, net of earnouts	(5,995,090)	—
Net cash used in investing activities	(7,829,616)	(2,096,481)
Cash flows from financing activities
Principal payment on term loans	(6,956,250)	(543,750)
Principal payment on convertible note	(3,300,403)	—
Principal payment on subordinated notes	(200,000)	—
Repurchase of shares to satisfy tax withholding	(428,803)	—
Proceeds from issuance of common stock, net of underwriting discounts and offering costs	35,083,288	17,877
Proceeds from issuance of convertible note	3,200,000	—
Net cash provided by (used in) financing activities	27,397,832	(525,873)
Increase (decrease) in cash and cash equivalents	20,182,795	(1,860,184)
Cash and cash equivalents, beginning of period	1,912,421	3,772,605
Cash and cash equivalents, end of period	$22,095,216	$1,912,421
Supplemental disclosure of cash flow information
Cash paid during the year for:
Interest paid	$516,694	$520,518
Supplemental disclosure of non-cash activities
Investing activities
Purchase consideration liabilities related to acquisitions	$1,123,512	$—
Financing activities
Dividends on preferred redeemable stock accrued	995,743	4,634,662
Conversion of convertible notes to equity	11,825,774	—
Conversion of redeemable preferred stock to equity	62,388,567	—

See accompanying notes to the consolidated financial statements.

YogaWorks, Inc.

Notes to Consolidated Financial Statements

1.	Organization

General

YogaWorks, Inc., a Delaware corporation, and its wholly-owned subsidiaries (collectively referred to as “we”, “us”, “our”, and the “Company”) are primarily engaged in operating yoga studios. Our Company was formerly known as YWX Holdings, Inc. and we changed our name to YogaWorks, Inc. on April 10, 2017. We operate under the brand names YogaWorks, Yoga Tree and certain other local brands for a period of time following the acquisition of studios. We primarily offer yoga classes, workshops, teacher training programs, and yoga-related retail merchandise across our studios. In addition to our studio locations, we offer online yoga instruction and programming through our MyYogaWorks.com web platform, which provides subscribers with a highly curated library of over 1,100 yoga classes.

Initial Public Offering

On August 16, 2017, we completed our initial public offering (“IPO”) whereby we sold 7,300,000 shares of our common stock (“Common Stock”) registered at a price of $5.50 per share. Our shares of Common Stock are traded on the NASDAQ Global Market. We received proceeds from our IPO of $37.6 million after deducting underwriters' discounts and commissions of $2.5 million, but before deducting offering costs of $2.6 million. Certain IPO-related costs of $5.1 million were recorded as a reduction to additional paid-in capital.

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

As of December 31, 2017, we owned and operated 66 yoga studios in 9 regional markets. The following table illustrates the studio locations by regional market:

	At or For Year Ended December 31,
	2017		2016
Regional Market	Number of Studios(1)	Percentage of Net Revenues(2)	Number of Studios(1)	Percentage of Net Revenues(2)
Los Angeles	17	40%	17	41%
Orange County (California)	4	7%	4	8%
Northern California	13	24%	13	26%
Houston(3)	7	2%	—	—
Atlanta(3)	4	1%	—	—
Washington, D.C.(4)	6	2%	1	1%
Baltimore(4)	7	7%	7	7%
New York City	5	13%	5	14%
Boston(3)	3	4%	2	3%
Total studios	66		49

(1)	Number of studios at December 31, 2017 and 2016.
(2)

For the year ended December 31, 2017 and 2016. Assumes that any net revenues for teacher training, workshops and MyYogaWorks.com for such period are allocated to the regional markets on a proportional basis based on the market’s share of total studio net revenues for such period.

(3)	Reflects 2017 activity for the period after acquisition or opening of seven studios acquired in Houston, four studios acquired in Atlanta, and one studio opening in Boston.
(4)

Reflects 2017 activity for the period after acquisition of five studios acquired in the Washington, D.C./Baltimore area. The regions were then split into two separate areas as a result of the acquisitions.

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

Liquidity and Capital Resources

We have a history of operating losses and an accumulated deficit of $57.1 million as of December 31, 2017. However, we had working capital of $11.4 million at December 31, 2017 and negative working capital of $3.7 million at December 31, 2016. Historically, we have satisfied our liquidity needs primarily through cash generated from financing activities. Our principal liquidity needs include cash used for operations (such as rent and labor costs), acquisitions, capital expenditures for the development of new studios and other capital expenditures necessary to improve existing studios, primarily leasehold improvements and additional furniture and fixtures.

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

2.	Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements included herein have been prepared by us in accordance with U.S. generally accepted accounting principles (“GAAP”), for financial information and the rules and regulations of the Securities and Exchange Commission (“SEC”). The consolidated financial statements include the accounts of YogaWorks, Inc. and our wholly-owned subsidiaries. All significant inter-company accounts, transactions and balances have been eliminated in consolidation. In the opinion of management, normal recurring adjustments considered necessary for a fair presentation have been reflected in these consolidated financial statements.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ materially from those estimates. Significant estimates include stock-based compensation, deferred revenue recognition, income taxes, purchase price allocation, valuation of long-lived assets, intangible assets and goodwill and useful lives of intangible assets and property and equipment.

Cash and Cash Equivalents

Cash and cash equivalents consist of cash on hand and highly-liquid investments with original maturities of three months or less. We place our cash and cash equivalents with major financial institutions. Cash and cash equivalents balances at these institutions are guaranteed by the Federal Deposit Insurance Corporation (“FDIC”). From time-to-time, deposits may exceed the FDIC coverage limits.

Fair Value Measurements

ASC 820, “Fair Value Measurement”, establishes a three-level valuation hierarchy for disclosure of fair value measurements. The valuation hierarchy is based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date. Categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement.

The three levels are defined as follows:

Level 1—Inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.

Level 2—Inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.

Level 3—Inputs to the valuation methodology are unobservable and significant to the fair value measurement.

The carrying value of our financial assets and liabilities, including cash and cash equivalents, and accounts payable and accrued liabilities are stated at historical cost which approximates fair value because of the short-term nature of these instruments at prevailing market rates. The carrying amount of the long-term debt approximates the fair value of the convertible promissory notes and term loans, as the interest rates are variable, except for the Great Hill Equity Partners, V, L.P. and Great Hill Investors, LLC (collectively, “Great Hill Partners” or “GHP”), Convertible Notes, and approximate the interest rates available to us.

Inventories

Inventories are stated at the lower of cost and net realizable value. Our inventory consists of clothing, yoga props, media (DVDs and books) and home products (home décor and miscellaneous food and beverage items). Inventories are valued on a first-in first-out cost method.

Property and Equipment

Property and equipment are stated at cost, less accumulated depreciation and amortization using the straight-line method over the following estimated useful lives of the assets:

Years
Computer equipment and purchased software	3
Furniture and fixtures	5
Leasehold improvements	Useful life or remaining lease term, whichever is shorter
Other equipment	2 to 5

Repairs and maintenance are expensed as incurred, while renewals or betterments are capitalized.

Intangible Assets

Intangible assets are stated at cost, less accumulated amortization. We account for the purchase of intangible assets in accordance with ASC 350 “Intangibles - Goodwill and Other.” Intangible assets are based on their acquisition cost. Applicable long-lived assets, including definite-lived intangible assets, are amortized or depreciated using the straight-line method over the shorter of their estimated useful lives, the estimated period that the assets will generate revenue or the statutory or contractual term. Estimates of useful lives and periods of expected revenue generation are reviewed periodically for appropriateness and are based upon management’s judgment.

Impairment of Long-Lived Assets

We review long-lived assets other than goodwill for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If an evaluation of recoverability is required, the estimated undiscounted future cash flows directly associated with the asset are compared to the asset’s carrying amount. If the estimated future cash flows from the use of an asset are less than the carrying value, a write-down would be recorded to reduce the asset to its estimated fair value.

Goodwill

Our goodwill primarily relates to the 2014 acquisition of the predecessor to YogaWorks, Inc. (the “Predecessor”) by Great Hill Partners, acquisitions of three yoga companies in San Francisco, Boston and Baltimore in 2015 and five yoga companies in the Washington, D.C. area, Houston and Atlanta in 2017. Goodwill represents the excess of the purchase price over the fair value of the identifiable net assets acquired in an acquisition accounted for as a business combination.

Goodwill is not amortized but rather is tested for impairment on an annual basis and if there is a triggering event or circumstances require, on an interim basis, in accordance with ASC Topic 350 “Intangibles - Goodwill and Other”. We perform our impairment test annually in the fourth quarter of the year or more frequently if impairment indicators arise.  Goodwill is considered impaired when the carrying amount of a reporting unit exceeds the fair value of the reporting unit. A reporting unit is the same as, or one level below, an operating segment.  The Company’s nine regional operating segments: Los Angeles, Orange County, Northern California, Houston, Atlanta, Washington D.C., Baltimore, New York City, and Boston are considered reporting units for goodwill impairment testing purposes. The fair value of a reporting unit is determined using valuation techniques based on estimates, judgments and assumptions management believes are appropriate in the circumstances.

In 2016, we reviewed goodwill for impairment utilizing a two-step process. In the two-step process, the first step of the goodwill impairment test is used to identify potential impairment by comparing the fair value of a reporting unit with its carrying amount, including goodwill. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired and the second step of the impairment test is unnecessary. If the carrying amount of a reporting unit exceeds its fair value the reporting unit is considered impaired and the second step of the goodwill impairment test is performed to measure the amount of impairment. In the fourth quarter 2016, the Company passed the first step of the goodwill impairment test, as such goodwill was not impaired.

Beginning in 2017, the Company early adopted the guidance in ASU 2017-04, which simplified the method of measuring goodwill impairment by writing-off the excess of the reporting unit’s carry amount and fair value. In the fourth quarter of 2017, we performed our annual goodwill impairment test which resulted in a $7.5 million impairment to goodwill. The impairment was primarily due to projected cash flows and the Company’s decline in market capitalization since the launch of the IPO.  The goodwill impairment was recorded at year-end December 31, 2017.

Debt Issuance Cost

Debt issuance costs are being amortized using the effective interest rate method over the term of the loan and the amortization expense is recorded as part of interest expense of the consolidated statements of operations. Debt issuance cost amortization amounted to $69,164 and $111,922 for the years ended December 31, 2017 and December 31, 2016, respectively.  As our debt was repaid in full in 2017, $318,016 of debt issuance costs were written-off.

Leases

Our Company leases its facilities and certain equipment, and accounts for these leases in accordance with ASC 840 Leases. In accordance with ASC 840, rent expense is recognized on a straight-line basis with a liability for deferred rent recognized for the difference in the expense recorded, tenant improvement allowances and the current cash payments required under the terms of the leases.

Revenue Recognition

Our Company generates revenues primarily from the sale of yoga classes, workshops, teacher training programs and yoga-related retail merchandise, net of discounts, refunds and returns at the time they are granted. Yoga classes are principally sold in two formats—class packages and memberships. Class packages are based on a fixed number of classes, while memberships provide unlimited classes over a certain time period. Membership, class package, workshop and teacher training revenues are generally paid in advance. There are primarily two types of memberships, monthly memberships and paid-in-full memberships (for six or twelve months), and revenue is recognized over the membership period. Class package revenue is recognized based on aggregate usage patterns. Workshop and teacher training revenue is deferred until the date of the event or is recognized over the period the event takes place. The deferred revenue balance as of December 31, 2017 and 2016 was $7,187,948 and $4,593,076, respectively, and includes gift card liabilities.

Our deferred revenue balance is reduced by refunds in the reporting period which results in less revenue recognized over the service term than originally anticipated. The accounts receivable balance as of December 31, 2017 and 2016 was $101,075 and $63,736, respectively, and is included in prepaid expenses and other current assets in the consolidated balance sheets.

Revenue for retail merchandise is recognized at the time of sale when the customer receives and pays for the merchandise at the stores. Taxes collected from the customer are recorded on a net basis. Sales returns by customers for yoga-related retail merchandise sales have historically not been material. Our Company sells gift cards to our customers. The gift cards sold to customers have no stated expiration dates and are subject to actual and/or potential escheatment rights in several of the jurisdictions in which we operate. We recognize income from gift cards when redeemed by the customer. We do not estimate gift card breakage. The gift card liability balance was $690,170 and $442,947 as of December 31, 2017 and December 31, 2016, respectively, and is included in deferred revenue in the consolidated balance sheets.

Cost of Revenues

Cost of revenues consists of direct costs associated with delivering the services, which mainly include teacher payroll and related expenses, and cost of physical goods sold (such as yoga clothing and accessories).

Center Operations

Center operations consist of costs for studio rent, utilities, compensation and benefits for studio staff, sales support staff and management and sales and marketing expenses, as well as certain studio level general and administrative expenses. Our Company recognizes these costs as an expense when incurred.

General and Administrative Expenses

General and administrative expenses include corporate rent, marketing, office expenses and compensation and benefits costs for regional management, and other regional support staff, executive, finance and accounting, human resources, information technology, administration, business development, legal and other support-function personnel. General and administrative expenses also include fees for professional services, insurance and licenses, as well as acquisition-related costs.

Depreciation and Amortization

Depreciation and amortization includes the depreciation and amortization expense of property and equipment, and the amortization expense of leasehold improvements and intangible assets.

Stock-Based Compensation

We record stock-based compensation expense in accordance with the provisions of ASC 718 Compensation - Stock Compensation for all equity awards made to employees based on the estimated fair value of such awards as of the grant date. The expense is recognized over the employee’s requisite service period (the vesting period, generally four years). Fair value of shares of Common Stock is estimated using a generally accepted valuation methodology (see Note 14) and fair value of options is calculated using the Black-Scholes option-pricing model. Using this option-pricing model, the fair value of each employee award is estimated on the grant date. The fair value is expensed on a straight-line basis over the vesting period. The expected volatility assumption is based on the volatility of the share price of comparable public companies. The expected life is determined using the “simplified method” permitted by Staff Accounting Bulletin Numbers 107 and 110 (the midpoint between the term of the agreement and the weighted average vesting term). The risk-free interest rate is based on the implied yield on a U.S. Treasury security at a constant maturity with a remaining term equal to the expected term of the option granted. The dividend yield is zero, as we have never declared a cash dividend.

We recognize equity-based compensation expense for only those options expected to vest on a straight-line basis over the requisite service period of the award.

Income Taxes

Income taxes are accounted for under the asset and liability method prescribed by ASC 740 “Income Taxes”. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards. We measure tax assets and liabilities using the enacted tax rates expected to apply to taxable income in the years in which we expect to recover or settle those temporary differences. We recognize the effect of a change in tax rates on deferred tax assets and liabilities in income in the period that includes the enactment date. We provide a valuation allowance against net deferred tax assets unless, based upon the available evidence, it is more likely than not that the deferred tax assets will be realized.

Our Company follows guidance in ASC 740, which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken, or expected to be taken, in a tax return. Therefore, there will only be recognition where a tax position is more likely than not to be sustained upon examination by taxing authorities. We recognize interest and penalties on taxes, if any, related to unrecognized tax benefits as income tax expense.

Net Loss Per Share Attributable to Common Stockholders (“EPS”)

Our Company calculates earnings per share attributable to common stockholders in accordance with ASC Topic 260, “Earning Per Share.” Basic net loss per share attributable to common stockholders is calculated by dividing net loss attributable to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted net loss per common share is calculated by dividing net loss attributable to common stockholders by weighted-average common shares outstanding during the period plus potentially dilutive common shares, such as stock options.

Potentially dilutive common shares are calculated in accordance with the treasury stock method, which assumes that proceeds from the exercise of all options are used to repurchase common stock at market value. The number of shares remaining after the proceeds are exhausted represents the potentially dilutive effect of the securities.

Under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards until such time as those standards apply to private companies. We have availed ourselves of this exemption from new or revised accounting standards. The effective dates of the recent accounting pronouncements noted below reflect the private company transition date.

3.	Recent Accounting Pronouncements

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

In January 2017, the FASB issued ASU 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment, to simplify the accounting for goodwill impairment. An entity will no longer perform a hypothetical purchase price allocation to measure goodwill impairment. Instead, impairment will be measured using the difference between the carrying amount and the fair value of the reporting unit. The guidance also eliminates the requirements for any reporting units with a zero or negative carrying amount to perform a qualitative assessment. ASU 2017-04 is effective on January 1, 2020 and should be applied prospectively. Early adoption is permitted for interim or annual goodwill impairment tests with measurement dates after January 1, 2017.  Our Company has elected to early adopt the guidance in ASU 2017-04 as of January 1, 2017.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. The update provides guidance on classification for cash receipts and payments related to eight specific issues. The update is effective for fiscal years beginning after December 15, 2018, with early adoption permitted. We are evaluating the impact of implementing this update on our consolidated financial statements.

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

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). This ASU supersedes the revenue recognition requirements in ASU Topic 605, Revenue Recognition, and requires the recognition of revenue when promised goods or services are transferred to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. Topic 606 is effective for our Company in fiscal years beginning after December 15, 2018, with early adoption permitted. The standard permits the use of either the retrospective or modified retrospective (cumulative effect) transition method. Our Company primarily generates revenues by selling yoga classes in the form of memberships or class packages. Our implementation efforts included the identification of revenue streams within the scope of the guidance, evaluation of the revenue contracts and existing revenue recognition policies. We will adopt the new standard on January 1, 2019 and our evaluation remains preliminary because we are still in the process of evaluating the impact.

4.	Acquisitions

Our Company uses acquisitions as our primary strategy to grow our market share, quickly gain students and build on the operating momentum of the acquired businesses. We completed five acquisitions for a total of 16 studios in the Washington, D.C. area, Houston and Atlanta during the year ended December 31, 2017, paying total cash consideration of $5,995,090, excluding deferred payments of $1,123,512 such as earnouts and holdbacks retained as security for indemnification claims. The acquisitions were accounted for as business acquisitions in accordance with ASC 805, Business Combinations (“ASC 805”). Under the acquisition method of accounting, the total purchase price was allocated to the net tangible and intangible assets acquired and liabilities assumed, based on their estimated fair values. The accounting for the five acquisitions remains preliminary as management is still finalizing the valuations and allocations and the report prepared by an independent valuation firm to assist management in determining certain valuations was not yet available due to timing. Any excess amount paid over identifiable assets is recorded as goodwill. The associated goodwill is deductible for tax purposes. The process for estimating the fair values of the acquired studios involves the use of significant estimates and assumptions, including estimating average industry purchase price multiple and estimating future cash flows.

The consolidated statement of operations since the date of each acquisition through December 31, 2017 and the consolidated balance sheet as of December 31, 2017 include the results of operations and the acquired assets and assumed liabilities related to all 2017 acquisitions. For the year ended December 31, 2017, these acquisitions contributed $1,578,802 to our in-studio revenues. Net income contributed by these acquisitions was not separately identifiable due to our integration activities and the impact of corporate-level expenses and is impracticable to provide. Acquisition-related costs, including legal fees and all related professional fees, were expensed. There were no acquisitions in 2016.

The total purchase price consideration was allocated to the acquired assets and liabilities as follows (in thousands):

Amount
Inventories	$43
Prepaid expenses and other current assets	133
Property and equipment	3,200
Intangible assets	2,421
Goodwill	2,511
Total assets acquired	8,308

Deferred revenue	1,078
Gift card liabilities	111
Total liabilities assumed	1,189

Net assets acquired	$7,119

Pro Forma Financial Information for All 2017 Acquisitions

ASC 805 also requires public entities to disclose supplemental pro forma information for material business combinations. The entities must disclose revenue and earnings of the combined entity for the current and prior reporting periods as though the acquisition date for all business combinations that occurred during the year had taken place as of the beginning of the first period presented.

The following unaudited pro forma supplemental information is based on estimates and assumptions that we believe are reasonable. However, this information is not necessarily indicative of our consolidated financial position or results of operations in future periods or the results that actually would have been realized had YogaWorks and the acquired businesses been combined companies during the periods presented. These pro forma results exclude any savings or synergies that would have resulted from these business acquisitions had they occurred on January 1, 2016.

The supplemental information on an unaudited pro forma financial basis presents the combined results of YogaWorks and our 2017 acquisitions as if each acquisition had occurred on January 1, 2016. (in thousands, except per share amounts):

	Year Ended December 31,
	2017	2016
	(unaudited)
Revenues	$62,529	$64,959
Net loss attributable to common stockholders	(24,276)	(13,555)
Basic and diluted net loss per share attributable to common stockholders	$(2.51)	$(183.68)

5.	Property and Equipment

The major classes of property and equipment are as follows:

	As of December 31,
	2017	2016
Computer equipment and purchased software	$1,130,653	$1,070,769
Furniture and fixtures	3,633,677	3,383,360
Leasehold improvements	25,367,841	21,073,627
Other equipment	174,885	184,747
Construction-in-progress	—	22,201
Total property and equipment	30,307,056	25,734,704
Less accumulated depreciation and amortization	(19,888,853)	(17,182,030)
	$10,418,203	$8,552,674

A plan was approved to close one of our yoga studios and we recorded an impairment charge of $206,543 in the fourth quarter of 2017. As a result of this closure, the property and equipment associated with this studio was no longer recoverable and was therefore fully written-off.

Depreciation and amortization expense includes property and equipment, leasehold improvements and purchased software. We incurred depreciation expense of $2,737,145 and $2,663,434 for the years ended December 31, 2017 and 2016, respectively.

6.	Intangible Assets

The intangible balances as of December 31, 2017 consist of the following:

	Useful Life	Gross Carrying Cost	Accumulated Amortization	2017 Net Book Value
Customer relationships	5 years	$12,066,879	$(9,160,739)	$2,906,140
Favorable leases	Lease term	2,721,630	(1,795,273)	926,357
Non-compete	3 to 5 years	668,834	(18,377)	650,457
Trade name / Trade secrets	5 to 15 years	15,204,148	(4,096,239)	11,107,909
Know-how	15 years	7,490,000	(1,747,667)	5,742,333
Website content	3 years	1,551,775	(1,074,352)	477,423
Website development	3 years	565,170	(275,352)	289,818
Capitalized software	5 years	54,840	(13,002)	41,838
		$40,323,276	$(18,181,001)	$22,142,275

The intangible balances as of December 31, 2016 consist of the following:

	Useful Life	Gross Carrying Cost	Accumulated Amortization	2016 Net Book Value
Customer relationships	5 years	$11,002,942	$(5,493,838)	$5,509,104
Favorable leases	Lease term	2,266,000	(1,408,193)	857,807
Non-compete	3 years	363,500	(169,611)	193,889
Trade name / Trade secrets	15 years	14,550,500	(2,788,159)	11,762,341
Know-how	15 years	7,490,000	(1,248,333)	6,241,667
Website content	3 years	1,640,104	(796,251)	843,853
Website development	3 years	311,094	(118,535)	192,559
Capitalized software	5 years	64,967	(11,364)	53,603
		$37,689,107	$(12,034,284)	$25,654,823

Amortization expense includes intangible assets such as customer relationships, trade names, trade secrets, and software. Total amortization expense for the years ended December 31, 2017 and 2016 was $6,158,857 and $6,229,659, respectively. The following table presents expected amortization expense of the existing intangible assets as of December 31, 2017:

Amount
2018	$5,063,947
2019	3,021,686
2020	2,204,132
2021	1,656,258
2022	1,561,088
Thereafter	8,635,164
$22,142,275

7.	Goodwill

The changes in the carrying amount of goodwill for the years ended December 31, 2017 and 2016, are as follows:

	Year Ended December 31,
	2017	2016
Goodwill, beginning of period	$17,746,570	$17,746,570
Goodwill acquired during the year	2,510,602	—
Total goodwill	20,257,172	17,746,570
Less impairment	(7,488,399)	—
Goodwill, end of period	$12,768,773	$17,746,570

In the fourth quarter of 2017, our Company performed our annual goodwill impairment test which found goodwill to be impaired primarily due to lower projected cash flows and the substantial decrease in the Company’s market capitalization shortly after our IPO. We early adopted the guidance of ASU 2017-04 beginning in 2017 and as a result used the new method of calculating goodwill impairment. We recorded an impairment to goodwill of $7.5 million in the fourth quarter of 2017.

During the year ended December 31, 2017, we completed five acquisitions for a total of 16 studios in the Washington, D.C. area, Houston and Atlanta which resulted in the addition of goodwill of $2,510,602 (See Note 4).

8.	Deferred Revenue

The following is a reconciliation of the changes in deferred revenue for the years ended December 31, 2017 and 2016, are as follows:

Amount
Balance, December 31, 2015	$5,242,957
Cash receipts before deferred revenue	54,340,782
Net revenue for 2016	(55,090,208)
Change in gift card liabilities	99,545
Balance, December 31, 2016	4,593,076
Cash receipts before deferred revenue	55,783,592
Net revenue for 2017	(54,513,945)
Deferred revenue from acquisitions	1,078,002
Change in gift card liabilities	247,223
Balance, December 31, 2017	$7,187,948

9.	Related Party

We paid expense reimbursement fees to an affiliate of Great Hill Equity Partners, V, L.P. and Great Hill Investors, LLC (collectively, “Great Hill Partners” or “GHP”), the owners of a majority of our Common Stock, in the amount of $75,000 and $100,000 for the years ended December 31, 2017 and 2016, respectively. In connection with our IPO, the Expense Reimbursement Agreement with Great Hill Partners was terminated by the parties.

On March 27, 2017, we issued new convertible notes to Great Hill Partners, in the aggregate principal amount of $3.2 million, which were convertible, at the option of the holder, into shares of our Common Stock at a conversion price of $8.40 per share (see Note 10). In connection with the IPO, the convertible notes were repaid in full.

10.	Debt

Long-term Debt

As of December 31, 2017, the long-term debt balance was zero and as of December 31, 2016, long-term debt, net of debt issuance costs, consisted of the following:

As of December 31, 2016
Term loan paid on August 16, 2017	$6,956,250
Subordinated notes matured and paid on February 8, 2017	200,000
Total long-term debt, excluding debt issuance costs	7,156,250
Debt issuance costs, net of accumulated amortization	(387,180)
Total long-term debt, net of debt issuance costs	6,769,070
Current portion of long-term debt, net of debt issuance costs	(418,750)
Long-term debt, net of current portion and debt issuance costs	$6,350,320

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

In December 2015, we borrowed an additional $2 million under the Deerpath Facility for general corporate purposes, thereby increasing the principal amount of the loans and reducing the incremental borrowing availability under the Deerpath Facility, in each case, by an equivalent amount. The average interest rate on the loan was 9.1% and 8.0% for 2017 and 2016, respectively. On August 16, 2017, in connection with the consummation of our IPO, the Deerpath Facility was repaid in full and immediately cancelled thereafter.

Interest expense for the years ended December 31, 2017 and 2016 related to the aggregate amount of outstanding indebtedness under the Deerpath Facility was $516,694 and $568,439, respectively.

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

Interest expense related to the aggregate amount of outstanding indebtedness under the convertible promissory notes was $439,462 for the year ended December 31, 2017.

Subordinated Notes

In connection with the acquisition of certain studios in 2015, our Company issued two subordinated promissory notes with principal amounts of $200,000 and $500,000 on September 8, 2015 and October 27, 2015, respectively, which matured on February 8, 2017 and October 27, 2016, respectively. These subordinated notes are subordinated to indebtedness under the Deerpath Facility. These subordinated promissory notes carry imputed interest at the applicable federal rate. As of December 31, 2016, the interest rate was 1% and the outstanding principal balance of the subordinated promissory notes amounted to $200,000 and was fully repaid in February 2017.

11.	Common Stock

Initial Public Offering

On August 16, 2017, we completed our IPO whereby we sold 7,300,000 shares of our Common Stock registered at a price of $5.50 per share. We received proceeds from our IPO of $37.6 million after deducting underwriters' discounts and commissions of $2.5 million, but before deducting offering costs of $2.6 million.

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

Following the 1-for-10 reverse stock split, our Board of Directors (“Board”) amended our 2014 Stock Option and Grant Plan to increase the shares of Common Stock reserved for issuance thereunder to 1,695,484. In addition, our Board approved the grant of options to purchase 1,425,621 shares of Common Stock to certain employees and consultants.

On July 14, 2017, we effectuated a 1-for-1.333520 reverse stock split (the “1-for-1.333520 Reverse Split”). Under the terms of the 1-for-1.333520 Reverse Split, each share of Common Stock, issued and outstanding as of such effective date, was automatically reclassified and split into 0.749895 shares of Common Stock, without any further action by the stockholders. Fractional shares were rounded down to the nearest whole share. Accordingly, except as otherwise indicated, all share and per share amounts have been adjusted to reflect the 1-for-1.333520 Reverse Split for all periods presented.

12.	Preferred Stock

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

13.Loss per Share Attributable to Common Stockholders

The components of basic and diluted loss per share attributable to common stockholders are as follows (in thousands, except share and per share data):

	Year Ended December 31,
	2017	2016
Numerator for basic and diluted loss per share attributable to common stockholders:
Net loss	$(23,436,354)	$(9,504,522)
Dividend attributable to participating securities	(995,743)	(4,634,662)
Net loss attributable to YogaWorks, Inc. common stockholders	$(24,432,097)	$(14,139,184)
Denominator:
Weighted-average outstanding shares of common stock	9,680,988	73,796
Net loss per share attributable to common stockholders:
Basic and Diluted	$(2.52)	$(191.60)

As of December 31, 2017, and 2016, there were outstanding options to purchase 1,527,768 and 439 shares of Common Stock, respectively, which were excluded from the computation of diluted loss per share because they would be anti-dilutive.

14.	Accounting for Stock-Based Compensation

Common Stock Options and Grants

2014 Plan

In July 2014, our Company adopted the 2014 Stock Option and Grant Plan (“2014 Plan”). Upon adoption of the 2014 Plan, the maximum aggregate number of shares issuable thereunder was 7,499 shares post reverse split. On March 12, 2017, our Board amended the 2014 Plan to increase the shares of Common Stock reserved for issuance thereunder to 1,695,484. As of December 31, 2017, no options were issuable under the 2014 Plan.

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

The 2017 Plan permits the grant of incentive stock options, restricted stock, restricted stock units, stock appreciation rights, performance-based awards to our employees, directors and consultants. Shares issued pursuant to awards under the 2017 Plan that are settled for cash by our Company or that expire or are forfeited will become available for future grant or sale. Shares used to pay the exercise price of an award or to satisfy the minimum tax withholding obligations related to an award will not be available for future grants under the 2017 Plan. As of December 31, 2017, 1,416,862 shares remained available for issuance under the 2017 Plan.

With the exception of accelerated options, our typical options vest over four years from the grant date, with 25% of the award vesting on the first anniversary of the grant date and the remainder vesting over the next 36 months. Stock compensation expense related to these equity awards was recorded based upon the estimated fair value of the shares amortized over the vesting period.

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value (1)
Outstanding at December 31, 2015	—	$—	—	$—
Granted	832	9.20	—	—
Exercised	(3)	9.20	—	—
Cancelled	(390)	9.20	—	—
Outstanding at December 31, 2016	439	9.20	8.08	—
Granted	1,698,384	7.81	—	—
Exercised	—	—	—	—
Cancelled	(171,055)	8.37	—	—
Outstanding at December 31, 2017	1,527,768	7.74	9.29	—

Exercisable at December 31, 2017	648,536	7.88	9.28	—
Exercisable at December 31, 2016	208	9.20	8.08	—

(1)	Based on our Company’s closing stock price of $2.83 on December 29, 2017.

Unamortized stock-based compensation expense relating to stock options was $1.4 million at December 31, 2017, which is expected to be recognized over a weighted-average period of 2.1 years.

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

The fair values of stock options granted have been estimated utilizing the following assumptions:

	Year Ended December 31,
	2017	2016
Fair value of common stock	$ 4.41 - $ 8.40	$ 8.40
Exercise price of common stock option	$ 4.41 - $ 8.40	$ 9.20
Risk-free interest rate	1.90% - 2.10%	2.80%
Expected term (in years)	5.91 - 5.95	6.25
Dividend yield	0.00%	0.00%
Expected volatility	40%	38%

Restricted Stock Units

On August 17, 2017, our Company granted 517,357 and 76,361 Restricted Stock Units (“RSUs”) to our officers and Board, respectively. All RSUs grants vest on the satisfaction of only a service-based condition. As of December 31, 2017, there were 226,427 RSUs vested and 367,291 shares of our Common Stock issuable upon the vesting of outstanding RSUs. Our Company recognized compensation expense related to RSUs of $1.3 million for the year ended December 31, 2017. Unrecognized compensation expenses related to shares of our Common Stock subject to unvested RSUs was $1.4 million at December 31, 2017, which is expected to be recognized as expenses over the weighted-average period of 2.0 years. The service conditions are generally satisfied for the RSUs granted to our officers and Board over four years starting from such person’s hiring date and the earlier to occur of the first anniversary of the grant date or the annual meeting of stockholders, respectively.

For the year ended December 31, 2017, our Company withheld 102,995 shares of Common Stock (“Net Settlement”) and remitted $428,803 in cash to meet the related tax withholding requirements on behalf of our officers. We will continue to evaluate the Net Settlement of RSUs that vest in the future.

Stock-Based Compensation Expense

Our Company recognized stock-based compensation expense of $2,582,783 and $23,443 for the years ended December 31, 2017 and 2016, respectively, related to stock options and RSUs, included in general and administrative expenses.

15.	Income Taxes

The primary components of the (benefit from) / provision for income taxes are as follows:

	Year Ended December 31,
	2017	2016
Current:
Federal	$—	$—
State	13,995	6,784
	13,995	6,784
Deferred:
Federal	(46,754)	29,322
State	(12,781)	7,186
Total	$(45,540)	$43,292

The reconciliation of income tax attributable to income before the (benefit from) / provision for income taxes at the U.S. federal statutory tax rate to income tax expense is as follows:

	Year Ended December 31,
	2017		2016
Federal statutory rate	$(7,983,844)	34.0%	$(3,216,699)	34.0%
Adjustments for tax effects of:
State taxes, net	(986,825)	4.2%	(490,343)	5.2%
Permanent items	412,576	(1.8%)	329,647	(3.5%)
Goodwill impairment	2,427,401	(10.3%)	—	—
State rate adjustment	14,321	(0.1%)	(55,982)	0.6%
Valuation allowance	1,298,017	(5.5%)	3,051,829	(32.3%)
Tax law change - revaluing deferreds	4,676,141	(19.9%)	—	—
Other	96,673	(0.4%)	424,840	(4.5%)
	$(45,540)	0.2%	$43,292	(0.5%)

The primary components of temporary differences which give rise to our Company’s net deferred tax liability are as follows:

	As of December 31,
	2017	2016
Deferred tax asset
Net operating loss carryforwards	$7,335,644	$9,595,808
Deferred revenue	1,985,102	1,832,418
Deferred rent	1,022,109	1,055,402
Depreciation and amortization	1,476,098	1,366,475
Accrued expenses and other	673,098	192,243
Total deferred tax asset	12,492,051	14,042,346
Deferred tax liability
Depreciation and amortization	(2,196,480)	(5,104,329)
Net deferred tax asset	10,295,571	8,938,017
Valuation allowance	(10,295,571)	(8,997,553)
Net deferred tax liability	$—	$(59,536)

The federal and state net operating loss carryforwards of approximately $28.8 million and $19.1 million, respectively, begin to expire in 2022 and 2027, respectively, unless previously utilized. Pursuant to Internal Revenue Code, or IRC, Sections 382 and 383, the use of our net operating loss carryforwards may be limited if a cumulative change in ownership of more than 50% has occurred within a three-year period. Our Company had an ownership change on July 11, 2014.

Goodwill cost basis, net of tax amortization of approximately $3,065,607 and $676,756 for the years ended December 31, 2017 and 2016, respectively, is tax deductible.

The realization of deferred tax assets is dependent on our Company’s ability to generate sufficient income in future years in the associated jurisdiction to which the deferred tax asset relate. As of December 31, 2017, a full valuation allowance of $10.3 million has been established against the deferred tax assets as realization is uncertain. We have considered the deferred tax liability related to indefinite lived intangible assets when determining the need for a valuation allowance.

In determining the need for a valuation allowance, we consider all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies and recent financial performance. Based on the review of all positive and negative evidence, including a three-year cumulative pre-tax loss, we determined that a full valuation allowance should be recorded against all U.S. deferred tax assets at December 31, 2017. If we later determine that it is more-likely-than-not to realize all or a portion of the U.S. deferred tax assets, we would reverse the previously provided valuation allowance.

Our Company is subject to federal income tax as well as income tax of multiple state jurisdictions. With few exceptions, we are no longer subject to income tax examination by tax authorities in major jurisdictions for years prior to 2013. However, to the extent allowed by law, the taxing authorities may have the right to examine prior periods where NOLs and tax credits were generated and carried forward and make adjustments up to the amount of the carryforwards. We are not currently under examination by U.S. state and local tax authorities, however, the 2015 tax year is under examination by the IRS.

As of December 31, 2017, we have no unrecognized tax benefits or related interest and penalties. We believe that there are no uncertain tax positions for which it is reasonably possible that will produce a material effect to the financial statements over the next 12 months. We recognize interest and penalties related to uncertain tax positions as a component of the income tax provision.

The Tax Cuts and Jobs Act (“the Act”) was enacted on December 22, 2017. Among other changes, the Act reduces the U.S. federal corporate tax rate from 34% to 21%. In accordance with Staff Accounting Bulletin 118, as of December 31, 2017, we have not completed our accounting for the tax effects of enactment of the Act; however, in certain cases, as described below, we have made a reasonable estimate of the effects on our existing deferred tax balances. In other cases, we have not been able to make a reasonable estimate and continue to account for those items based on our existing accounting under ASC 740, Income Taxes, and the provisions of the tax laws that were in effect immediately prior to enactment. For the items for which we were able to determine a reasonable estimate, we recognized a provisional amount of zero. In all cases, we will continue to make and refine our calculations as additional analysis is completed. In addition, our estimates may also be affected as we gain a more thorough understanding of the tax law.

We remeasured certain deferred tax assets and liabilities based on the rates at which they are expected to reverse in the future, which is generally 21%. However, we are still analyzing certain aspects of the Act and refining our calculations, which could potentially affect the measurement of these balances or potentially give rise to new deferred tax amounts. The provisional amount recorded related to the remeasurement of our deferred tax balance was $4,676,141, of which was fully offset by a decrease in our valuation allowance.

16.	Commitments and Contingencies

Leases

Our Company leases our facilities and certain equipment under operating leases that expire at various dates through 2026. Future minimum lease payments under these leases are as follows as of December 31, 2017:

Amount
2018	$11,096,094
2019	8,605,306
2020	7,567,262
2021	6,603,658
2022	5,509,250
Thereafter	11,848,586
Total future minimum lease payments	$51,230,156

Rent expense amounted to $10,453,366 and $9,653,572 for the years ended December 31, 2017 and 2016, respectively.

Legal Matters

On June 5, 2017, a letter was sent to the California Labor & Workforce Development Agency alleging our itemized wage statements did not comply with the California Labor Code, which we refer to herein as the Wage Statement Claim. On August 7, 2017, we agreed to a class wide-settlement for a maximum amount of $865,000 with respect to the Wage Statement Claim, which would include settlement of all penalties under the Private Attorneys General Act of 2004 and California Labor Code section 226, attorneys’ fees and costs, class representative enhancements and claims administration fees. The class wide-settlement, including the maximum settlement amount of $865,000, remains subject to court approval. As of December 31, 2017, we have reserved for the entire amount under accrued expenses.  In addition to the Wage Statement Claim, from time-to-time, we may become involved in legal proceedings arising in the ordinary course of business. There can be no assurance with respect to the outcome of any legal proceeding, and we could suffer monetary liability from the outcome of the Wage Statement Claim described above or other claims that may be made in the future that could be material to our results of operations. Other than the Wage Statement Claim, we believe there are no pending lawsuits or claims that may have a material adverse effect on our business, capital resources or results of operations.

17.	Subsequent Events

None