Form 10-Q
period 2018-03-31
YogaWorks, Inc.
filed 2018-05-14
CIK 1703497

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

As of April 30, 2018, the registrant had 16,368,776 shares of common stock, $0.001 par value per share, outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

YogaWorks, Inc.

Condensed Consolidated Balance Sheets

	As of March 31, 2018	As of December 31, 2017
Assets	(Unaudited)
Current assets
Cash and cash equivalents	$18,315,308	$22,095,216
Inventories	1,245,279	1,212,608
Prepaid expenses and other current assets	1,224,276	1,145,067
Total current assets	20,784,863	24,452,891
Property and equipment, net	9,969,836	10,418,203
Intangible assets, net	20,637,786	22,142,275
Goodwill	12,768,773	12,768,773
Other non-current assets	1,288,142	1,224,179
Total assets	$65,449,400	$71,006,321

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable and accrued expenses	$2,456,796	$3,794,569
Accrued compensation	1,105,325	1,947,134
Deferred revenue	7,382,888	7,187,948
Current portion of deferred rent	123,147	122,607
Total current liabilities	11,068,156	13,052,258
Deferred rent, net of current portion	3,413,675	3,418,886
Deferred tax liability	14,748	—
Total liabilities	14,496,579	16,471,144

Commitments and Contingencies (Note 12)

Stockholders’ equity
Common stock $0.001 par value; 50,000,000 shares authorized and 16,491,856 issued and 16,362,955 outstanding at March 31, 2018 and 16,435,505 issued and 16,332,510 outstanding at December 31, 2017	16,363	16,333
Additional paid-in capital	112,028,925	111,650,415
Accumulated deficit	(61,092,467)	(57,131,571)
Total stockholders’ equity	50,952,821	54,535,177
Total liabilities and stockholders’ equity	$65,449,400	$71,006,321

See accompanying notes to condensed consolidated financial statements.

YogaWorks, Inc.

Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended March 31,
	2018	2017
Net revenues	$15,529,813	$13,990,094
Cost of revenues and operating expenses
Cost of revenues	5,923,849	5,128,753
Center operations	6,771,916	5,686,637
General and administrative expenses	4,404,933	3,010,386
Depreciation and amortization	2,378,757	2,201,585
Total cost of revenues and operating expenses	19,479,455	16,027,361
Loss from operations	(3,949,642)	(2,037,267)
Interest (income) expense, net	(6,130)	561,631
Net loss before income taxes	(3,943,512)	(2,598,898)

Provision for income taxes	17,384	17,900
Net loss	(3,960,896)	(2,616,798)
Less preferred rights dividend on redeemable preferred stock	—	(995,743)
Net loss attributable to common stockholders	$(3,960,896)	$(3,612,541)

Basic and diluted net loss per share attributable to common stockholders	$(0.24)	$(14.81)

Weighted-average number of shares used in calculating loss per share attributable to common stockholders:
Basic and diluted common shares	16,350,026	243,848

See accompanying notes to condensed consolidated financial statements.

YogaWorks, Inc.

Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Par Value	Capital	Deficit	Equity
Balance, December 31, 2017	16,332,510	$16,333	$111,650,415	$(57,131,571)	$54,535,177
Vesting of restricted stock units	56,351	56	(56)	—	—
Repurchase of shares to satisfy tax withholding	(25,906)	(26)	(73,610)	—	(73,636)
Stock-based compensation	—	—	452,176	—	452,176
Net loss	—	—	—	(3,960,896)	(3,960,896)
Balance, March 31, 2018	16,362,955	$16,363	$112,028,925	$(61,092,467)	$50,952,821

See accompanying notes to condensed consolidated financial statements.

YogaWorks, Inc.

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended March 31,
	2018	2017
Cash flows from operating activities
Net loss	$(3,960,896)	$(2,616,798)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	2,378,757	2,201,585
Deferred tax	14,748	16,725
Paid-in-kind interest expense capitalized to convertible note	—	193,917
Beneficial conversion feature	—	147,987
Amortization of debt issuance cost	—	27,806
Stock-based compensation expense	452,176	538,872
Changes in operating assets and liabilities:
Inventories	(32,671)	146,856
Prepaid expenses and other current assets	(79,209)	1,053,988
Other non-current assets	(63,963)	(52,535)
Accounts payable and accrued expenses	(720,731)	(327,352)
Accrued compensation	(841,809)	(463,785)
Deferred revenue	194,940	(114,758)
Deferred rent and other non-current liabilities	(4,671)	30,730
Net cash (used in) provided by operating activities	(2,663,329)	783,238
Cash flows from investing activities
Purchase of property, equipment, and intangible assets	(425,901)	(196,370)
Acquisition earnout and holdback payments	(617,042)	—
Net cash used in investing activities	(1,042,943)	(196,370)
Cash flows from financing activities
Repurchase of shares to satisfy tax withholding	(73,636)	—
Principal payment on term loans	—	(43,750)
Principal payment on subordinated notes	—	(200,000)
Proceeds from issuance of convertible note	—	3,200,000
Net cash (used in) provided by financing activities	(73,636)	2,956,250
(Decrease) increase in cash and cash equivalents	(3,779,908)	3,543,118
Cash and cash equivalents, beginning of period	22,095,216	1,912,421
Cash and cash equivalents, end of period	$18,315,308	$5,455,539
Supplemental disclosure of cash flow information
Cash paid during the year for:
Interest paid	$—	$138,551
Supplemental disclosure of non-cash activities
Financing activities
Dividends on preferred redeemable stock accrued	$—	$995,743
Conversion of convertible notes to equity	—	11,825,774
Conversion of preferred redeemable stock to equity	—	62,388,567

See accompanying notes to condensed consolidated financial statements.

YogaWorks, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

1.Organization and Basis of Presentation

General

YogaWorks, Inc., a Delaware corporation, and its wholly-owned subsidiary Yoga Works, Inc., a California corporation (together referred to as “we”, “us”, “our”, and the “Company”), are primarily engaged in operating yoga studios. YogaWorks, Inc. was formerly known as YWX Holdings, Inc. and we changed our name to YogaWorks, Inc. on April 10, 2017. We operate under the brand names YogaWorks, Yoga Tree and certain other local brands for a period of time following the acquisition of studios. We primarily offer yoga classes, workshops, teacher training programs and yoga-related retail merchandise across our studios. In addition to our studio locations, we offer online yoga instruction and programming through our MyYogaWorks.com web platform, which provides subscribers with a highly curated library of over 1,100 yoga classes.

Initial Public Offering

On August 16, 2017, we completed our initial public offering (“IPO”) whereby we sold 7,300,000 shares of our common stock (“Common Stock”) registered at a price of $5.50 per share. Our shares of Common Stock are traded on the NASDAQ Global Market. We received proceeds from our IPO of $37.6 million after deducting underwriters' discounts and commissions of $2.5 million, but before deducting offering costs of $2.6 million. Certain IPO-related costs of $5.1 million were recorded as a reduction to additional paid-in capital in 2017.

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

As of March 31, 2018, we owned and operated 66 yoga studios in nine regional markets. The following table illustrates the studio locations by regional market:

	At or For Three Months Ended March 31,
	2018		2017
Regional Market	Number of Studios(1)	Percentage of Net Revenues(2)	Number of Studios(1)	Percentage of Net Revenues(2)
Los Angeles	17	34%	17	42%
Orange County (California)	4	6%	4	7%
Northern California	13	23%	13	25%
Houston(3)	7	8%	—	—
Atlanta(3)	4	4%	—	—
Washington, D.C.(4)	6	5%	1	1%
Baltimore(4)	7	6%	7	7%
New York City	5	11%	5	14%
Boston	3	3%	3	4%
Total studios	66		50

(1)	Number of studios as of March 31, 2018 and 2017.
(2)

For the three months ended March 31, 2018 and 2017. Assumes that any net revenues for teacher training, workshops and MyYogaWorks.com for such period are allocated to the regional markets on a proportional basis based on the market’s share of total studio net revenues for such period.

(3)	Reflects seven Houston area studios acquired in October 2017 and four Atlanta area studios acquired in November 2017.
(4)	Reflects five Washington, D.C./Baltimore-area studios acquired in the second half of 2017. The regions were then split into two separate areas as a result of the acquisitions.

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements included herein have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and the rules and regulations of the Securities and Exchange Commission (“SEC”). In the opinion of management, normal recurring adjustments considered necessary for a fair presentation have been reflected in these condensed consolidated financial statements.

The consolidated balance sheet as of December 31, 2017 has been derived from the audited financial statements for the fiscal year then ended included in our Annual Report on Form 10-K filed with the SEC pursuant to Rule 424(b) under the Securities Act of 1933, as amended, on April 3, 2018 (the “10-K”), but does not include all of the information and notes required by GAAP for complete financial statements. The financial information included in this quarterly report on Form 10-Q should be read in conjunction with the consolidated financial statements as of and for the fiscal year ended December 31, 2017 and the related notes thereto included in the 10-K.

There have been no significant changes in our accounting policies from those disclosed in the 10-K.

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

In May 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2017-09, Compensation – Stock Compensation (Topic 718): Scope of Modification Accounting. The amendments in this ASU will provide guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. This ASU was effective for fiscal years beginning after December 15, 2017. We adopted this ASU as of January 1, 2018 noting no material impact to the consolidated financial statements.

In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business. The amendments in this ASU provide a robust framework to use in determining when a set of assets and activities is a business. This ASU is effective for fiscal years beginning after December 15, 2018. Early adoption is permitted and the standard should be applied prospectively. We are currently evaluating the impact of this ASU on the financial statements and related disclosures.

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

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). The new standard establishes a right-of-use (“ROU”) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. The new standard is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Although early adoption is permitted, we will adopt these provisions in the first quarter of 2020. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. We had $51.2 million of operating lease obligations as of December 31, 2017, and upon adoption of this standard we will record a ROU asset and lease liability equal to the present value of these leases, which will have a material impact on the consolidated balance sheet. However, the recognition of lease expense in the consolidated statement of operations is not expected to change from the current methodology.

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

3.Property and Equipment

The major classes of property and equipment are as follows:

	As of March 31, 2018	As of December 31, 2017
Computer equipment and purchased software	$1,228,560	$1,130,653
Furniture and fixtures	3,693,682	3,633,677
Leasehold improvements	25,569,319	25,367,841
Other equipment	190,570	174,885
Total property and equipment	30,682,131	30,307,056
Less accumulated depreciation and amortization	(20,712,295)	(19,888,853)
	$9,969,836	$10,418,203

Depreciation and amortization expense includes property and equipment, leasehold improvements and purchased software. We incurred depreciation expense of $831,843 and $660,802 for the three months ended March 31, 2018 and 2017, respectively.

4.Deferred Revenue

The following is a reconciliation of the changes in deferred revenue for the three months ended March 31, 2018 and 2017, are as follows:

	For the three months ended March 31,
	2018	2017
Deferred revenue at beginning of quarter	$7,187,948	$4,593,076
Cash receipts before deferred revenue	15,788,844	13,915,393
Net revenue for the period	(15,529,813)	(13,990,094)
Change in gift card liabilities	(64,091)	(40,057)
Deferred revenue at quarter end	$7,382,888	$4,478,318

5.Related Party

We paid expense reimbursement fees to an affiliate of Great Hill Equity Partners, V, L.P. and Great Hill Investors, LLC (collectively, “Great Hill Partners” or “GHP”), the owners of a majority of our Common Stock, in the amount of $25,000 for the three months ended March 31, 2017. In connection with our IPO, the Expense Reimbursement Agreement that we entered into with Great Hill Partners was terminated.

On March 27, 2017, we issued new convertible notes (the “New Convertible Notes”) to Great Hill Partners, in the aggregate principal amount of $3.2 million, which were convertible, at the option of the holder, into shares of our Common Stock at a conversion price of $8.40 per share (see Note 6). In connection with the IPO, the New Convertible Notes were repaid in full.

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

In December 2015, we borrowed an additional $2 million under the Deerpath Facility for general corporate purposes, thereby increasing the principal amount of the loans and reducing the incremental borrowing availability under the Deerpath Facility, in each case, by an equivalent amount. As of March 30, 2017, there remained $13.1 million of incremental borrowing capacity under the Deerpath Facility. Interest expense for the three months ended March 31, 2017 related to the aggregate amount of outstanding indebtedness under the Deerpath Facility was $191,812. On August 16, 2017, in connection with the consummation of our IPO, the Deerpath Facility was repaid in full and immediately cancelled thereafter.

Convertible Note Due to Related Party

On March 27, 2017, we issued the New Convertible Notes to Great Hill Partners, in the aggregate principal amount of $3.2 million, which were convertible, at the option of the holder, into shares of our Common Stock at a conversion rate of $8.40 per share. The New Convertible Notes consisted of a Subordinated Convertible Promissory Note, dated March 27, 2017, made by us in favor of Great Hill Equity Partners V, L.P., in the principal amount of $3,189,350, and a Subordinated Convertible Promissory Note, dated March 27, 2017, made by us in favor of Great Hill Investors, LLC, in the principal amount of $10,650. Each New Convertible Note had a maturity date of March 27, 2018 and bore interest at an annual rate of 8%. Interest expense was $342,013 and for the three months ended March 31, 2017. On August 16, 2017, in connection with the consummation of our IPO, the New Convertible Notes were repaid in full.

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

Conversion of Amended and Restated 2015 GHP convertible promissory notes and redeemable preferred stock

On March 24, 2017, we engaged in a series of transactions to convert certain of our outstanding indebtedness and all of the Company’s outstanding redeemable preferred stock into shares of Common Stock.

The aggregate amount of principal and accrued interest under that certain Second Amended and Restated Subordinated Convertible Promissory Note made by us in favor of Great Hill Equity Partners V, L.P., dated March 24, 2017, and that certain Second Amended and Restated Subordinated Convertible Promissory Note made by us in favor of Great Hill Investors, LLC, dated March 24, 2017 (collectively, the “Amended and Restated 2015 GHP Convertible Promissory Notes”), was converted into 1,407,632 shares of Common Stock based on the conversion price per share of Common Stock as set forth in such notes of $8.40. Concurrently, all of the outstanding shares of redeemable preferred stock were converted into shares of Common Stock, with the number of shares of Common Stock issuable upon such conversion computed by dividing the Preferred Share Liquidation Preference (as defined in the Amended and Restated 2015 GHP Convertible Promissory Notes) per share by a conversion price per share of Common Stock of $8.40, resulting in 7,426,169 newly issued shares of Common Stock. Immediately after the conversion of the Amended and Restated 2015 GHP Convertible Promissory Notes and the redeemable preferred stock into shares of Common Stock, we effected a 1-for-10 reverse stock split of the Common Stock. Accordingly, except as otherwise indicated, all share and per share amounts have been adjusted to reflect the 1-for-10 reverse stock split as though it had occurred at the beginning of the initial period presented. In connection with the foregoing transactions, we also increased our total number of shares of authorized Common Stock to 14,131,017 shares.

Following the 1-for-10 reverse stock split, our Board of Directors (“Board”) amended our 2014 Stock Option and Grant Plan to increase the shares of Common Stock reserved for issuance thereunder to 1,695,484. In addition, our Board approved the grant of options to purchase 1,425,641 shares of Common Stock to certain employees and consultants.

On July 14, 2017, we effectuated a 1-for-1.333520 reverse stock split (the “1-for-1.333520 Reverse Split”). Under the terms of the 1-for-1.333520 Reverse Split, each share of Common Stock, issued and outstanding as of such effective date, was automatically reclassified and split into 0.749895 shares of Common Stock, without any further action by the stockholders. Fractional shares were rounded down to the nearest whole share. Accordingly, except as otherwise indicated, all share and per share amounts have been adjusted to reflect the 1-for-1.333520 Reverse Split for all periods presented in this quarterly report.

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

9.Loss per Share Attributable to Common Stockholders

The components of basic and diluted loss per share attributable to common stockholders are as follows (in thousands, except share and per share data):

	Three Months Ended March 31,
	2018	2017
Numerator for basic and diluted loss per share attributable to common stockholders:
Net loss	$(3,960,896)	$(2,616,798)
Dividend attributable to participating securities	—	(995,743)
Net loss attributable to YogaWorks, Inc. common stockholders	$(3,960,896)	$(3,612,541)
Denominator:
Weighted-average outstanding shares of common stock	16,350,026	243,848
Net loss per share attributable to common stockholders:
Basic and diluted	$(0.24)	$(14.81)

As of March 31, 2018, and 2017, there were outstanding options to purchase 1,621,877 and 1,289,013 shares of Common Stock outstanding, respectively, which were excluded from the computation of diluted loss per share because it would be anti-dilutive.

10.Accounting for Stock-Based Compensation

Common Stock Options and Grants

2014 Plan

In July 2014, our Company adopted the 2014 Stock Option and Grant Plan (the “2014 Plan”). Upon adoption of the 2014 Plan, the maximum aggregate number of shares issuable thereunder was 7,499 shares post-reverse split. In March 12, 2017, our Board amended the 2014 Plan to increase the shares of Common Stock reserved for issuance thereunder to 1,695,484. As of March 31, 2018, no shares were issuable under the 2014 Plan.

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

The 2017 Plan permits the grant of incentive stock options, restricted stock, restricted stock units, stock appreciation rights, performance-based awards to our employees, directors and consultants. Shares issued pursuant to awards under the 2017 Plan that are settled for cash by our Company or that expire or are forfeited will become available for future grant or sale. Shares used to pay the exercise price of an award or to satisfy the minimum tax withholding obligations related to an award will not be available for future grants under the 2017 Plan. As of March 31, 2018, 1,764,379 shares remained available for issuance under the 2017 Plan.

With the exception of accelerated options, our typical options vest over four years from the grant date, with 25% of the award vesting on the first anniversary of the grant date and the remainder vesting over the next 36 months. Stock compensation expense related to these equity awards was recorded based upon the estimated fair value of the shares amortized over the vesting period.

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value (1)
Outstanding at December 31, 2017	1,527,768	$7.74	9.29	$—
Granted	125,500	2.78	9.92	—
Exercised	—	—	—	—
Cancelled	(31,391)	6.55	—
Outstanding at March 31, 2018	1,621,877	7.38	9.12	—

Exercisable at March 31, 2018	794,659	7.90	9.03	—

(1)	Based on our Company’s closing stock price of $2.88 on March 29, 2018.

Unamortized stock-based compensation expense relating to stock options was $1.4 million at March 31, 2018, which is expected to be recognized over a weighted-average period of 2.0 years.

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

The fair values of stock options granted have been estimated utilizing the following assumptions:

	Three Months Ended March 31,
	2018	2017
Fair value of common stock	$2.78	$5.88
Exercise price of common stock option	$2.78	$8.40
Risk-free interest rate	2.38%	2.10%
Expected term (in years)	10.00	5.95
Dividend yield	0.00%	0.00%
Expected volatility	49%	40%

Restricted Stock Units

Our Company granted 375,000 Restricted Stock Units (“RSUs”) to our Company’s officers during the three months ended March 31, 2018. All RSUs grants vest on the satisfaction of only a service-based condition. As of March 31, 2018, there were 685,944 shares of our Common Stock issuable upon the vesting of outstanding RSUs. Unrecognized compensation expenses related to shares of our Common Stock subject to unvested RSUs was $2.2 million at March 31, 2018, which is expected to be recognized as expense over the weighted-average period of 3.1 years. The service conditions are generally satisfied for the RSUs granted to our officers and Board over four years starting from such person’s hiring date and the earlier to occur of the first anniversary of the grant date or the annual meeting of stockholders, respectively.

For the three months ended March 31, 2018, our Company withheld 25,906 shares of Common Stock (“Net Settlement”) and remitted $73,636 in cash to meet the related tax withholding requirements on behalf of our officers. We will continue to evaluate the Net Settlement of RSUs that vest in the future.

Stock-Based Compensation Expense

Our Company recognized stock-based compensation expense related to stock options and RSUs, included in general and administrative expenses as follows:

	Three Months Ended March 31,
	2018	2017
Stock-based compensation	$452,176	$538,872

11.Income Taxes

Our effective income tax rate for the three months ended March 31, 2018 and 2017 was (0.44)% and (0.96)%, respectively. Our effective income tax rate is evaluated and adjusted at each interim period as facts and circumstances warrant. The difference between federal income taxes computed at the federal statutory rate and reported income taxes for the three months ended March 31, 2018 and 2017 was primarily related to the impact of the valuation allowance and state income taxes.

The FASB issued ASU 2018-05, Income Taxes (Topic 740): "Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118" to address the application of GAAP in situations when a registrant does not have the necessary information available, prepared or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Tax Cuts and Jobs Act (“the Act”).

The Act was enacted on December 22, 2017. Among other changes for tax years beginning January 1, 2018, the Act reduces the U.S. federal corporate tax rate from 34% to 21%, the deductibility of entertainment expenses and fringe benefits, and the limitation on excessive employee remuneration under Internal Revenue Code (“IRC”) Section 162(m). At March 31, 2018, we have not completed our accounting for all of the tax effects of the Act and have not made an adjustment to the provisional tax benefit recorded under Staff Accounting Bulletin 118 at December 31, 2017. We have estimated our provision for income taxes in accordance with the Act and guidance available as of the date of this filing. Our estimated annual effective tax rate may be adjusted in subsequent interim periods, due to, among other things, additional analysis, changes in interpretations and assumptions we have made, and additional regulatory guidance that may be issued.

At March 31, 2018, we had no unrecognized tax benefits. We believe that there are no uncertain tax positions for which it is reasonably possible that will produce a material effect to the financial statements over the next 12 months. We recognize interest and penalties on taxes, if any, related to unrecognized tax benefits as income tax expense. As of March 31, 2018 and 2017, we had no material uncertain tax positions to be accounted for in the financial statements; accordingly, no interest or penalties on taxes were recognized for the three months ended March 31, 2018 and for the same period in 2017.

Pursuant to IRC Sections 382 and 383, annual use of our net operating loss carryforwards may be limited in the event a cumulative change in ownership of more than 50% occurred within a three-year period. We have not completed an IRC Section 382 and 383 analysis regarding the limitation of net operating loss carryforwards. As there is a full valuation allowance applied to the deferred taxes, a Section 382 limitation will not have an effect on the deferred taxes or the income tax rate.

We are undergoing an examination of our federal income tax return filed for the 2015 tax year by the Internal Revenue Service. We are currently not under examination by state and local tax authorities.

12.Commitments and Contingencies

Legal Matters

On June 5, 2017, a letter was sent to the California Labor & Workforce Development Agency alleging our itemized wage statements did not comply with the California Labor Code, which we refer to herein as the Wage Statement Claim. On August 7, 2017, we agreed to a class wide settlement for a maximum amount of $865,000 with respect to the Wage Statement Claim, which would include settlement of all penalties under the Private Attorneys General Act of 2004 and California Labor Code section 226, attorneys’ fees and costs, class representative enhancements and claims administration fees. The class wide settlement, including the maximum settlement amount of $865,000, remains subject to court approval. As of March 31, 2018, we have reserved for the entire amount under accrued expenses.  In addition to the Wage Statement Claim, from time to time, we may become involved in legal proceedings arising in the ordinary course of business. There can be no assurance with respect to the outcome of any legal proceeding, and we could suffer monetary liability from the outcome of the Wage Statement Claim described above or other claims that may be made in the future that could be material to our results of operations. Other than the Wage Statement Claim, we believe there are no pending lawsuits or claims that may have a material adverse effect on our business, capital resources or results of operations.

13.Subsequent Events

On April 30, 2018, we acquired three studio locations in the Boston area. With this acquisition, we now have a total of 69 studios.

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

Investors should read this quarterly report on Form 10-Q and the documents we reference in this report and have filed with the SEC, including our 10-K, completely and with the understanding that our actual future results may be materially different from what we expect. We qualify all of our forward-looking statements by these cautionary statements.

The following discussion should be read in conjunction with our consolidated financial statements and the related notes, included elsewhere in this Form 10-Q. Unless otherwise indicated, all references in this Form 10-Q to YogaWorks, we, us, our, and our Company refer to YogaWorks, Inc. and our consolidated subsidiary, Yoga Works, Inc.

Company Overview

YogaWorks is a healthy lifestyle brand focused on enriching and transforming lives through yoga. We strive to honor and empower our students’ journey toward personal growth and well-being, no matter their age or physical ability, in an inclusive and community-oriented environment. We offer a broad range of yoga disciplines and levels from fast-paced flow to soothing restorative and integrated fitness classes in order to meet the needs of our broad student base. We operate in a number of regional operating segments with similar economic characteristics and report as one reportable segment.

Key Metrics

Our financial results are primarily driven by the number of yoga studios we operate, the number of student visits to our studios and the number of classes that we conduct at our studios. The following table sets forth our key operating metrics for the periods indicated.

	At or For Three Months Ended March 31,
Metric	2018	2017
Studios (period end)	66	50
Student visits(1)	918,386	760,707
Studio classes(2)	56,850	45,154

(1)	Student visits include each student’s attendance at a class in such period in which a teacher fee was paid for such class.
(2)	Studio classes include each completed class held at a studio in such period.

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

Center operations. Center operations consists of costs for studio rent, utilities, compensation and benefits for studio staff, sales support staff and management, sales and marketing expenses and certain studio-level general and administrative expenses. We recognize these costs as an expense when incurred.

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

In connection with studio acquisitions, we incur transaction costs. These transaction costs include expenses incurred prior to owning a new studio and primarily consist of legal fees, due diligence expenses, travel and consulting fees. The transaction costs are included in general and administrative expenses and are expensed as incurred.

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

Depreciation and amortization. Depreciation and amortization includes the depreciation of property and equipment, and the amortization expense of leasehold improvements and intangible assets.

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

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, the dollar variance and percentages of certain items included in our Condensed Consolidated Statements of Operations:

Quarter Ended March 31, 2018 Compared to Quarter Ended March 31, 2017 (unaudited)

	Quarter Ended March 31,		Variance
(in thousands)	2018	2017	Dollar	Percent
Net revenues	$15,530	$13,990	$1,540	11%
Cost of revenues and operating expenses:
Cost of revenues	5,924	5,129	795	16%
Center operations	6,772	5,687	1,085	19%
General and administrative expenses	4,405	3,010	1,395	46%
Depreciation and amortization	2,379	2,201	178	8%
Total cost of revenues and operating expenses	19,480	16,027	3,453	22%
Loss from operations	(3,950)	(2,037)	(1,913)	94%
Interest (income) expense, net	(6)	562	(568)	(101%)
Net loss before income taxes	(3,944)	(2,599)	(1,345)	52%
Provision for income taxes	17	18	(1)	(6%)
Net loss	$(3,961)	$(2,617)	$(1,344)	51%

Net revenues

The $1.5 million or 11% increase in net revenues for the quarter ended March 31, 2018 as compared to the same period in 2017, was primarily due to an increase in the number of studios and our initiation of a more flexible pricing strategy in July 2016 (which has, as expected, resulted in a shift in sales toward class packages), along with increase in the number of studios. This sales mix shift resulted in a $1.3 million increase in sales from multi-class packages, offset by a $0.8 million decrease in sales from monthly memberships for the quarter ended March 31, 2018 as compared to the same period in 2017. Other changes in net revenues between the comparable periods included an increase from teacher trainings and workshops by $0.6 million and an increase in retail sales of $0.3 million due to an increase in the number of studios. The increase in net revenues from teacher training programs and workshops was primarily due to a higher number of teacher training events held in the quarter ended March 31, 2018 compared to the same period in 2017.

Cost of revenues

The $0.8 million or 16% increase in cost of revenues for the quarter ended March 31, 2018, as compared to the same period in 2017, was primarily due to an increase in payroll related costs for the full quarter impact of acquired studios of $0.6 million and an increase in the cost retail sales of $0.1 million.

Center operations

The $1.1 million or 19% increase in center operations for the quarter ended March 31, 2018, as compared to the same period in 2017, was primarily due to the full quarter impact of acquired studios as rent expense increased by $0.5 million and payroll expenses increased by $0.4 million. In addition, there was an increase of other expenses of $0.2 million which included repairs and maintenance and credit card fees.

General and administrative

The $1.4 million or 46% increase in general and administrative expenses for the quarter ended March 31, 2018, as compared to the same period in 2017, was primarily due to (i) an increase in corporate payroll of $0.5 million related to increased headcount and new regional managers in the acquired studio regions, (ii) an increase in professional fees for audit, legal, and consulting services of $0.3 million related to being a public company and acquisition costs, (iii) an increase in studio marketing of $0.3 million for the new studios as well as more promotional campaigns and web advertisements, and (iv) an increase in other expenses of $0.2 million which included insurance, travel expenses related to acquisitions and investor relations expenses.

Depreciation and amortization

The slight increase in depreciation and amortization expense between the quarters ended March 31, 2018 and March 31, 2017 was due to acquired studios and increase in fixed asset depreciation.

Interest expense, net

The $0.6 million or 101% decrease in interest expense, net for the quarter ended March 31, 2018, as compared to the same period in 2016, was due to the conversion of the convertible note due to related party and pay-off of the New Convertible Notes and pay-off of the Deerpath Facility.

Provision for income taxes

There was no material change in the provision for income taxes between the quarters ended March 31, 2018 and March 31, 2017. Our effective income tax rate was (0.44)% for the quarter ended March 31, 2018 and (0.96)% for the quarter ended March 31, 2017.

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

Adjusted EBITDA, Studio-Level EBITDA, Adjusted free cash flow and Studio-Level free cash flow

The following table presents a reconciliation of Adjusted EBITDA and Studio-Level EBITDA to Net loss. In addition, Adjusted free cash flow and Studio-Level free cash flow are presented for each of the periods indicated:

	Three Months Ended March 31,
	2018	2017
(in thousands)	(Unaudited)
Net loss	$(3,961)	$(2,617)
Interest (income) expense, net	(6)	562
Provision for income taxes	17	18
Depreciation and amortization	2,379	2,201
Deferred rent(a)	(5)	31
Stock based compensation(b)	452	539
Severance(c)	—	82
Professional fees(d)	55	—
Great Hill Partners expense reimbursement fees(e)	—	25
Adjusted EBITDA	(1,069)	841
Change in deferred revenue(f)	259	(75)
Adjusted free cash flow	(810)	766
Other general and administrative expenses(g)	3,898	2,364
Studio-Level free cash flow	3,088	3,130
Change in deferred revenue(f)	(259)	75
Studio-Level EBITDA	$2,829	$3,205

(a)	Reflects the extent to which our rent expense for the period has been above or below our cash rent payments.
(b)	Non-cash charges related to equity-based compensation programs, which vary from period to period depending on timing of awards and forfeitures.
(c)	Severance expenses incurred in the period related to the termination of studio and non-studio employees.
(d)	Professional fees related to certain accounting, tax and consulting services that were expensed in connection with our acquisitions.
(e)	Represents expense reimbursement fees incurred in connection with our Expense Reimbursement Agreement with affiliates of Great Hill Partners, which was terminated upon completion of our IPO.
(f)	Represents change in deferred revenue that is reflected in the consolidated statements of operations, excluding the change in gift card liabilities.
(g)

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

Adjusted net loss

The following table presents a reconciliation of Adjusted net loss to Net loss for each of the periods indicated:

	Three Months Ended March 31,
	2018	2017
(in thousands)	(Unaudited)
Net loss	$(3,961)	$(2,617)
Stock based compensation(a)	452	539
Severance(b)	—	82
Professional fees(c)	55	—
Great Hill Partners expense reimbursement fees(d)	—	25
Adjusted net loss	$(3,454)	$(1,971)

(a)	Non-cash charges related to equity-based compensation programs, which vary from period to period depending on timing of awards and forfeitures.
(b)	Severance expenses incurred in the period related to the termination of studio and non-studio employees.
(c)	Professional fees related to certain accounting, tax and consulting services that were expensed in connection with our acquisitions.
(d)	Represents expense reimbursement fees incurred in connection with our Expense Reimbursement Agreement with Great Hill Partners, which was terminated upon completion of our IPO.

Liquidity and Capital Resources

We have a history of operating losses and an accumulated deficit of $61.1 million as of March 31, 2018. In addition, we had working capital of $9.7 and $11.4 million at March 31, 2018 and December 31, 2017, respectively. Historically, we have satisfied our liquidity needs primarily through cash generated from financing activities, including cash generated from Deerpath Funding, LP, or our Loan Agreement and convertible notes issued from time to time to Great Hill Partners. Our principal liquidity needs include cash used for operations (such as rent and labor costs), acquisitions, capital expenditures for the development of new studios and other capital expenditures necessary to improve existing studios, primarily leasehold improvements and additional furniture and fixtures.

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

	Three Months Ended March 31,
	2018	2017
(in thousands)	(Unaudited)
(Used in) provided by operating activities	$(2,663)	$783
Used in investing activities	(1,043)	(196)
(Used in) provided by financing activities	(74)	2,956
(Decrease) increase in cash and cash equivalents	(3,780)	3,543
Cash and cash equivalents, beginning of period	22,095	1,912
Cash and cash equivalents, end of period	18,315	5,455

Net cash (used in) provided by operating activities

Net cash used in operating activities has been driven by marketing initiatives and the enhancement of classes and events we provide to our students as well as the full-year impact of general and administrative expenses related to the infrastructure we added in 2017 to support our expected growth. In the three months ended March 31, 2018, $3.1 million or 78% of our net loss of $4.0 million consisted of non-cash items, including depreciation and amortization expense of $2.4 million, stock-based compensation expense of $0.5 million, and change in deferred revenue of $0.2 million due to timing of when memberships and class packages had been sold and when the corresponding revenue recognized for such sales occurred.

Net cash used in operating activities in the three months ended March 31, 2018 also included a $0.8 million decrease in accrued compensation and a $0.7 million decrease in accounts payable and accrued expenses as both decreases are primarily due to the timing of payments, and a $0.1 million increase in prepaid expenses and other current assets.

For the three months ended March 31, 2017, our net cash provided by operating activities primarily resulted from our net loss of $2.6 million, which included non-cash items of depreciation and amortization expense of $2.2 million, stock-based compensation expense of $0.5 million, non-cash interest related expenses of $0.4 million, and change in deferred revenue of $0.2 million. In addition, prepaid expenses and other current assets decreased by $1.1 million due to a decrease in prepaid rent, accrued compensation decreased by $0.5 million and accounts payable and accrued expenses decreased by $0.3 million as decreases are primarily due to the timing of payments, and a $0.1 million decrease in inventory.

Net cash used in investing activities

For the three months ended March 31, 2018, our net cash used in investing activities resulted from $0.6 million for subsequent acquisition-related payments and $0.4 million for purchases of property, equipment and intangible assets.

For the three months ended March 31, 2017, our net cash used in investing activities resulted from $0.2 million for purchases of property, equipment and intangible assets.

Net cash (used in) provided by financing activities

For the three months ended March 31, 2018, our net cash used in financing activities resulted from $0.1 million for repurchase of shares to satisfy tax withholding on vested RSUs.

For the three months ended March 31, 2017, our net cash provided by financing activities resulted primarily from issuance of the New Convertible Notes of $3.2 million, offset by loan payments made on the subordinated notes of $0.2 million.

Off-Balance Sheet Arrangements

As of March 31, 2018, the Company did not have any off-balance sheet arrangements.

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

As reported in our 10-K, our disclosure controls and procedures for the year ended December 31, 2017 were not effective, due to a material weakness in internal controls over management review and financial reporting related to year end process level controls over certain reconciliations and effective review. As a result of the material weakness, management concluded that, at March 31, 2018, our internal control over financial reporting was also ineffective, as the remediation was in process. Management initiated additional procedures during the quarter ended March 31, 2018 to address the material weakness. We continue to review and develop additional controls and procedures to improve our control environment, including implementing procedures and enhancing controls to assure that management reviews are documented and performed timely and accurately. We believe that the foregoing steps have improved our controls and we are working to remediate the material weakness identified above. We will be assessing the effectiveness of the changes made and make additional modifications as required during the remainder of 2018.

Based upon the above procedures, notwithstanding the material weakness, management believes that the financial statements included in this report fairly represent in all material aspects our Company’s financial position, results of operations and cash flows for the periods presented.

Changes in internal control over financial reporting

As noted above, changes have been made to controls and procedures to improve our control environment to address the material weakness identified in the fourth quarter of 2017 and we will continue to review and develop additional controls and procedures to improve our control environment. Other than the changes noted above, there have been no changes in our internal control over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

On June 5, 2017, a letter was sent to the California Labor & Workforce Development Agency alleging our itemized wage statements did not comply with the California Labor Code. On August 7, 2017, we agreed to a class-wide settlement for a maximum amount of $865,000 with respect to the Wage Statement Claim, which would include settlement of all penalties under the Private Attorneys General Act of 2004 and California Labor Code section 226, attorneys’ fees and costs, class representative enhancements and claims administration fees. The class-wide settlement, including the maximum settlement amount of $865,000, remains subject to court approval. As of March 31, 2018, we have reserved for the entire amount under accrued expenses.

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

Item 1A. Risk Factors

Our business faces many risks. Any of the risks discussed in this quarterly report or our other SEC filings could have a material impact on our business, financial position or results of operations. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also impair our business operations. For a detailed discussion of the risk factors that should be understood by any investor contemplating investment in our securities, please refer to Part I, Item 1A, Risk Factors, in our 2017 Annual Report on Form 10-K. There have been no material changes to the risk factors set forth in our 2017 Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

None.

Use of Proceeds

On August 10, 2017, our Registration Statement on Form S-1 (File No. 333-218950) was declared effective by the SEC for our IPO. There has been no material change in the use of proceeds as described in the final prospectus filed on August 11, 2017.

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

YogaWorks, Inc.

Date: May 14, 2018	By:	/s/ Rosanna McCollough
Rosanna McCollough
President and Chief Executive Officer

Date: May 14, 2018	By:	/s/ Vance Chang
Vance Chang
Chief Financial Officer