Form 10-Q
period 2018-06-30
YogaWorks, Inc.
filed 2018-08-14
CIK 1703497

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

As of July 31, 2018, the registrant had 16,466,526 shares of common stock, $0.001 par value per share, outstanding.

YogaWorks, Inc.

Condensed Consolidated Balance Sheets (Unaudited)

	As of June 30, 2018	As of December 31, 2017
Assets
Current assets
Cash and cash equivalents	$15,465,549	$22,095,216
Inventories	1,222,960	1,212,608
Prepaid expenses and other current assets	2,075,346	1,145,067
Total current assets	18,763,855	24,452,891
Property and equipment, net	9,856,627	10,418,203
Intangible assets, net	19,442,521	22,142,275
Goodwill	10,782,063	12,768,773
Other non-current assets	1,314,362	1,224,179
Total assets	$60,159,428	$71,006,321

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable and accrued expenses	$2,452,232	$3,794,569
Accrued compensation	1,735,092	1,947,134
Deferred revenue	7,545,300	7,187,948
Current portion of deferred rent	106,802	122,607
Total current liabilities	11,839,426	13,052,258
Deferred rent, net of current portion	3,517,807	3,418,886
Deferred tax liability	12,641	—
Total liabilities	15,369,874	16,471,144

Commitments and Contingencies (Note 14)

Stockholders’ equity
Common stock $0.001 par value; 50,000,000 shares authorized, 16,595,513 issued and 16,460,501 outstanding at June 30, 2018 and 50,000,000 shares authorized, 16,435,505 issued and 16,332,510 outstanding at December 31, 2017	16,461	16,333
Additional paid in capital	112,516,233	111,650,415
Accumulated deficit	(67,743,140)	(57,131,571)
Total stockholders’ equity	44,789,554	54,535,177
Total liabilities and stockholders’ equity	$60,159,428	$71,006,321

See accompanying notes to condensed consolidated financial statements.

YogaWorks, Inc.

Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net revenues	$14,870,362	$12,493,461	$30,400,175	$26,483,555
Cost of revenues and operating expenses
Cost of revenues	5,755,974	4,805,637	11,679,823	9,934,389
Center operations	7,061,573	5,583,228	13,833,489	11,269,866
General and administrative expenses	4,054,012	4,094,443	8,458,945	7,104,829
Depreciation and amortization	2,218,271	2,167,877	4,597,028	4,369,462
Goodwill impairment	2,474,819	—	2,474,819	—
Total cost of revenues and operating expenses	21,564,649	16,651,185	41,044,104	32,678,546
Loss from operations	(6,694,287)	(4,157,724)	(10,643,929)	(6,194,991)
Interest (income) expense, net	(44,142)	248,874	(50,272)	810,506
Net loss before provision for income taxes	(6,650,145)	(4,406,598)	(10,593,657)	(7,005,497)

Provision for income taxes	528	41,107	17,912	59,006
Net loss	(6,650,673)	(4,447,705)	(10,611,569)	(7,064,503)
Less preferred rights dividend on redeemable preferred stock	—	—	—	(995,743)
Net loss attributable to common stockholders	$(6,650,673)	$(4,447,705)	$(10,611,569)	$(8,060,246)

Basic and diluted net loss per share attributable to common stockholders	$(0.41)	$(0.50)	$(0.65)	$(1.66)

Weighted-average number of shares used in calculating loss per share attributable to common stockholders:
Basic and diluted common shares	16,382,505	8,908,188	16,367,796	4,857,160

See accompanying notes to condensed consolidated financial statements.

YogaWorks, Inc.

Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Par Value	Capital	Deficit	Equity
Balance, December 31, 2017	16,332,510	$16,333	$111,650,415	$(57,131,571)	$54,535,177
Vesting of restricted stock units	160,533	161	(161)	—	—
Repurchase of shares to satisfy tax withholding	(32,542)	(33)	(83,630)	—	(83,663)
Stock-based compensation	—	—	949,609	—	949,609
Net loss	—	—	—	(10,611,569)	(10,611,569)
Balance, June 30, 2018	16,460,501	$16,461	$112,516,233	$(67,743,140)	$44,789,554

See accompanying notes to condensed consolidated financial statements.

YogaWorks, Inc.

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended June 30,
	2018	2017
Cash flows from operating activities
Net loss	$(10,611,569)	$(7,064,503)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4,597,028	4,369,462
Goodwill impairment	2,474,819	—
Deferred tax	12,641	44,865
Paid-in-kind interest expense capitalized to convertible note	—	259,087
Beneficial conversion feature	—	147,877
Amortization of debt issuance cost	—	55,437
Stock-based compensation expense	949,609	825,145
Changes to operating assets and liabilities
Tenant improvement allowances received	47,530	—
Inventories	(6,386)	69,605
Prepaid expenses and other current assets	(930,279)	(595,180)
Other non-current assets	(52,751)	(42,220)
Accounts payable and accrued expenses	(857,643)	644,590
Accrued compensation	(212,042)	(104,331)
Deferred revenue	2,739	508,070
Deferred rent and other non-current liabilities	35,586	60,446
Net cash used in operating activities	(4,550,718)	(821,650)
Cash flows from investing activities
Purchases of property, equipment, and intangible assets	(629,662)	(470,046)
Acquisition earnout and holdback payments	(643,694)	—
Cash paid for acquisitions, net of earnouts	(721,930)	—
Net cash used in investing activities	(1,995,286)	(470,046)
Cash flows from financing activities
Repurchase of shares to satisfy tax withholding	(83,663)	—
Principal payment on term loans	—	(87,500)
Principal payment on subordinated notes	—	(200,000)
Proceeds from issuance of convertible note	—	3,200,000
Proceeds from issuance of common stock	—	13,800
Net cash (used in) provided by financing activities	(83,663)	2,926,300
Increase (decrease) in cash and cash equivalents	(6,629,667)	1,634,604
Cash and cash equivalents, beginning of period	22,095,216	1,912,421
Cash and cash equivalents, end of period	$15,465,549	$3,547,025
Supplemental disclosure of cash flow information
Cash paid during the year for:
Interest paid	$—	$277,151
Supplemental disclosure of non-cash activities
Investing activities
Purchase consideration liabilities related to acquisitions	$159,000	$—
Financing activities
Dividends on preferred redeemable stock accrued	—	995,743
Paid-in-kind interest expense capitalized convertible note	—	259,087
Conversion of convertible notes to equity	—	11,825,774
Conversion of preferred redeemable stock to equity	—	62,388,567

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

As of June 30, 2018, we owned and operated 71 yoga studios in nine regional markets. The following table illustrates the studio locations by regional market:

	Three Months Ended June 30,				Six Months Ended June 30,
	2018		2017		2018		2017
Regional Market	Number of Studios(1)	Percentage of Net Revenues(2)	Number of Studios(1)	Percentage of Net Revenues(2)	Number of Studios(1)	Percentage of Net Revenues(2)	Number of Studios(1)	Percentage of Net Revenues(2)
Los Angeles	17	34%	17	42%	17	34%	17	41%
Orange County (California)	4	6%	4	8%	4	6%	4	8%
Northern California	13	21%	13	25%	13	22%	13	25%
Houston(3)	7	9%	—	—	7	9%	—	—
Atlanta(3)	4	5%	—	—	4	4%	—	—
Washington, D.C.(4)	6	4%	1	1%	6	4%	1	1%
Baltimore(4)	7	6%	7	7%	7	6%	7	7%
New York City	5	10%	5	14%	5	11%	5	14%
Boston(5)	8	5%	3	3%	8	4%	3	4%
Total Studios	71		50		71		50

(1)	Number of studios as of June 30, 2018 and 2017.
(2)

For the three and six months ended June 30, 2018 and 2017. Assumes that any net revenues for teacher training, workshops and MyYogaWorks.com for such period are allocated to the regional markets on a proportional basis based on the market’s share of total studio net revenues for such period.

(3)	Reflects seven Houston area studios acquired in October 2017 and four Atlanta area studios acquired in November 2017.
(4)	Reflects five Washington, D.C./Baltimore-area studios acquired in the second half of 2017. The regions were then split into two separate areas as a result of the acquisitions.
(5)	Reflects five Boston area studios acquired in the second quarter of 2018.

We operate in a number of regional operating segments; however, we meet the aggregation criteria of Accounting Standards Codification (“ASC”) 280, Segment Reporting, and therefore report as one reportable segment. Our chief executive officer, who is our chief operating decision maker, determines our strategy and makes operating decisions for our regional operating segments, and assesses performance and allocates resources based on performance of our regional operating segments. We derive revenue from the sale of yoga classes, workshops, teacher training programs and yoga-related retail merchandise.

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

In June 2018, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2018-07, Compensation – Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting. The amendments in this ASU provide guidance on accounting for share-based payment transactions for acquiring goods and services from nonemployees. This ASU is effective for fiscal years beginning after December 15, 2018. Early adoption is permitted, but no earlier than an entity’s adoption date of Topic 606. We are evaluating the impact of implementing this update on our consolidated financial statements.

In May 2017, the FASB issued ASU 2017-09, Compensation – Stock Compensation (Topic 718): Scope of Modification Accounting. The amendments in this ASU will provide guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. This ASU was effective for fiscal years beginning after December 15, 2017. We adopted this ASU as of January 1, 2018 noting no material impact to the consolidated financial statements.

In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business. The amendments in this ASU provide a robust framework to use in determining when a set of assets and activities is a business. This ASU is effective for fiscal years beginning after December 15, 2018. Early adoption is permitted and the standard should be applied prospectively. We early adopted this ASU as of January 9, 2018 and this standard was applied on all acquisitions during the second quarter of 2018 (See Note 3).

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

In March 2016, the FASB issued ASU 2016-04, Liabilities – Extinguishments of Liabilities (Subtopic 405-20): Recognition of Breakage for Certain Prepaid Stored-Value Products. This update addresses the current and potential future diversity in practice related to the derecognition of a prepaid stored-value product liability. This ASU was effective for fiscal years beginning after December 15, 2017. We adopted this ASU as of January 1, 2018 noting no material impact to the consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). The new standard establishes a right-of-use (“ROU”) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. The new standard is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Although early adoption is permitted, we anticipate adopting these provisions in the first quarter of 2020. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. We had $51.2 million of operating lease obligations as of December 31, 2017, and upon adoption of this standard we will record a ROU asset and lease liability equal to the present value of these leases, which will have a material impact on the consolidated balance sheet. However, the recognition of lease expense in the consolidated statement of operations is not expected to change from the current methodology.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). This ASU supersedes the revenue recognition requirements in ASU Topic 605, Revenue Recognition, and requires the recognition of revenue when promised goods or services are transferred to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. Topic 606 is effective for our Company in fiscal years beginning after December 15, 2018, with early adoption permitted. The standard permits the use of either the retrospective or modified retrospective (cumulative effect) transition method. Our Company primarily generates revenues by selling yoga classes in the form of memberships or class packages. Our implementation efforts included the identification of revenue streams within the scope of the guidance, evaluation of the revenue contracts and existing revenue recognition policies. We anticipate that we will adopt the new standard on January 1, 2019 and our evaluation remains preliminary because we are still in the process of evaluating the impact.

3.Acquisitions

Our Company uses acquisitions as our primary strategy to grow our market share, quickly gain students and build on the operating momentum of the acquired businesses. We completed two acquisitions during the quarter ended June 30, 2018, paying total consideration of $721,930, excluding earnouts of $159,000. On April 30, 2018, we acquired Prana Power Yoga (three studios) and on May 24, 2018, we acquired Inner Strength Yoga Studios (two studios) all in the Boston area. The acquisitions were accounted for as a business acquisition in accordance with ASC 805, Business Combinations (“ASC 805”). Under the acquisition method of accounting, the total purchase price was allocated to the net tangible and intangible assets acquired and liabilities assumed, based on their estimated fair values. Any excess amount paid over identifiable assets is recorded as goodwill. The associated goodwill is deductible for tax purposes. The process for estimating the fair values of the acquired studios involves the use of significant estimates and assumptions, including estimating average industry purchase price multiple and estimating future cash flows.

The condensed consolidated statement of operations since the date of each acquisition through June 30, 2018 and the condensed consolidated balance sheet as of June 30, 2018 include the results of operations and the acquired assets and assumed liabilities related to all 2018 acquisitions. For the three months ended June 30, 2018, these acquisitions contributed $150,166 to our Company’s revenues. Net income contributed by these acquisitions was not separately identifiable due to our integration activities and the impact of corporate-level expenses and is impracticable to provide. Acquisition-related costs, including legal fees and all related professional fees, were expensed. There were no acquisitions in six months ended June 30, 2017.

The total purchase price consideration was allocated to the acquired assets and liabilities as follows:

Amount
Inventories	$3,966
Property and equipment	410,060
Intangible assets	295,976
Goodwill	488,109
Other non-current assets	37,432
Total assets acquired	1,235,543

Deferred revenue	354,613
Total liabilities assumed	354,613

Net assets acquired	$880,930

The purchase price allocations are preliminary and are based on information existing at the acquisition dates. Accordingly, the purchase price allocations are subject to change. These acquisitions are not material to our Company's results of operations, individually or in the aggregate. As a result, no pro forma financial information is provided.

4.Property and Equipment

The major classes of property and equipment are as follows:

	As of June 30, 2018	As of December 31, 2017
Computer equipment and purchased software	$1,232,305	$1,130,653
Furniture and fixtures	3,755,408	3,633,677
Leasehold improvements	26,109,939	25,367,841
Other equipment	192,970	174,885
Construction-in-progress	30,863	—
Total property and equipment	31,321,485	30,307,056
Less accumulated depreciation and amortization	(21,464,858)	(19,888,853)
	$9,856,627	$10,418,203

We incurred depreciation expense of $753,884 and $633,842 for the three months ended June 30, 2018 and 2017, respectively, and $1,576,005 and $1,294,644 for the six months ended June 30, 2018 and 2017, respectively, which is included in depreciation and amortization expense in the Statement of Operations.

5. Goodwill

The changes in the carrying amount of goodwill are as follows:

	As of June 30, 2018	As of December 31, 2017
Goodwill, beginning of period	$12,768,773	$17,746,570
Goodwill acquired during the year	488,109	2,510,602
Total goodwill	13,256,882	20,257,172
Less impairment	(2,474,819)	(7,488,399)
Goodwill, end of period	$10,782,063	$12,768,773

In the second quarter of 2018, our Company performed a goodwill impairment test which found goodwill to be impaired primarily due to the continued decrease in the Company’s market capitalization. We recorded an impairment to goodwill of $2.5 million and $7.5 million in the second quarter of 2018 and fourth quarter of 2017, respectively.

During the quarter ended June 30, 2018, we completed two acquisitions which resulted in the addition of $0.5 million in goodwill (See Note 3).

6.Deferred Revenue

The following is a reconciliation of the changes in deferred revenue for the three months and six months ended June 30, 2018 and 2017:

	For the three months ended June 30,		For the six months ended June 30,
	2018	2017	2018	2017
Deferred revenue at beginning of period	$7,382,888	$4,478,318	$7,187,948	$4,593,076
Cash receipts before deferred revenue	14,686,356	13,109,905	30,475,200	27,025,298
Net revenue for the period	(14,870,362)	(12,493,461)	(30,400,175)	(26,483,555)
Deferred revenue from acquisitions	354,613	-	354,613	-
Change in gift card liabilities	(8,195)	6,384	(72,286)	(33,673)
Deferred revenue at end of period	$7,545,300	$5,101,146	$7,545,300	$5,101,146

7.Related Party

We paid expense reimbursement fees to an affiliate of Great Hill Equity Partners V, L.P. and Great Hill Investors, LLC (collectively, “Great Hill Partners” or “GHP”), the owners of a majority of our Common Stock, in the amount of $25,000 for the three months ended June 30, 2017 and $50,000 for the six months ended June 30, 2017. In connection with our IPO, the Expense Reimbursement Agreement that we entered into with Great Hill Partners was terminated.

On March 27, 2017, we issued new convertible notes (the “New Convertible Notes”) to Great Hill Partners, in the aggregate principal amount of $3.2 million, which were convertible, at the option of the holder, into shares of our Common Stock at a conversion price of $8.40 per share (see Note 8). In connection with the IPO, the New Convertible Notes were repaid in full.

8.Debt

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

In December 2015, we borrowed an additional $2 million under the Deerpath Facility for general corporate purposes, thereby increasing the principal amount of the loans and reducing the incremental borrowing availability under the Deerpath Facility, in each case, by an equivalent amount. As of June 30, 2017, there remained $13.1 million of incremental borrowing capacity under the Deerpath Facility. Interest expense for the three months and six months ended June 30, 2017 related to the aggregate amount of outstanding indebtedness under the Deerpath Facility was $156,183 and $347,995, respectively. On August 16, 2017, in connection with the consummation of our IPO, the Deerpath Facility was repaid in full and immediately cancelled thereafter.

Convertible Note Due to Related Party

On March 27, 2017, we issued the New Convertible Notes to Great Hill Partners, in the aggregate principal amount of $3.2 million, which were convertible, at the option of the holder, into shares of our Common Stock at a conversion rate of $8.40 per share. The New Convertible Notes consisted of a Subordinated Convertible Promissory Note, dated March 27, 2017, made by us in favor of Great Hill Equity Partners V, L.P., in the principal amount of $3,189,350, and a Subordinated Convertible Promissory Note, dated March 27, 2017, made by us in favor of Great Hill Investors, LLC, in the principal amount of $10,650. Each New Convertible Note had a maturity date of March 27, 2018 and bore interest at an annual rate of 8%. Interest expense for the three months and six months ended June 30, 2017 was $65,061 and $407,074, respectively. On August 16, 2017, in connection with the consummation of our IPO, the New Convertible Notes were repaid in full.

9.Common Stock

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

10.Preferred Stock

Redeemable Preferred Stock

On March 24, 2017, we engaged in a series of transactions to convert certain of our outstanding indebtedness and all of the outstanding redeemable preferred stock into shares of Common Stock. Because Great Hill Equity Partners V, L.P. and Great Hill Investors, LLC held all of the redeemable preferred stock and owned a substantial majority of the Common Stock both before and after the conversion of the redeemable preferred stock on March 24, 2017, there is no impact on earnings per share as a result of this conversion.

11.Loss per Share Attributable to Common Stockholders

The components of basic and diluted loss per share attributable to common stockholders are as follows (in thousands, except share and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Numerator for basic and diluted loss per share attributable to common stockholders:
Net loss	$(6,650,673)	$(4,447,705)	$(10,611,569)	$(7,064,503)
Dividend attributable to participating securities	—	—	—	(995,743)
Net loss attributable to YogaWorks, Inc. common stockholders	$(6,650,673)	$(4,447,705)	$(10,611,569)	$(8,060,246)

Denominator:
Weighted-average outstanding shares of common stock	16,382,505	8,908,188	16,367,796	4,857,160
Net loss per share attributable to common stockholders:
Basic and diluted	$(0.41)	$(0.50)	$(0.65)	$(1.66)

For the period ended June 30, 2018, and 2017, there were outstanding options to purchase 1,414,720 and 1,289,007 shares of Common Stock outstanding, respectively, which were excluded from the computation of diluted loss per share because it would be anti-dilutive.

12.Accounting for Stock-Based Compensation

2014 Plan

In July 2014, our Company adopted the 2014 Stock Option and Grant Plan (the “2014 Plan”). Upon adoption of the 2014 Plan, the maximum aggregate number of shares issuable thereunder was 7,499 shares post-reverse split. In March 12, 2017, our Board amended the 2014 Plan to increase the shares of Common Stock reserved for issuance thereunder to 1,695,484. As of June 30, 2018, no shares were issuable under the 2014 Plan.

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

The 2017 Plan permits the grant of incentive stock options, restricted stock, restricted stock units, stock appreciation rights, performance-based awards to our employees, directors and consultants. Shares issued pursuant to awards under the 2017 Plan that are settled for cash by our Company or that expire or are forfeited will become available for future grant or sale. Shares used to pay the exercise price of an award or to satisfy the minimum tax withholding obligations related to an award will not be available for future grants under the 2017 Plan. As of June 30, 2018, 2,107,421 shares remained available for issuance under the 2017 Plan.

With the exception of accelerated options, our typical options vest over four years from the grant date, with 25% of the award vesting on the first anniversary of the grant date and the remainder vesting over the next 36 months. Stock compensation expense related to these equity awards was recorded based upon the estimated fair value of the shares amortized over the vesting period.

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value (1)
Outstanding at December 31, 2017	1,527,768	$7.74	9.29	$—
Granted	125,500	2.78	9.92	—
Exercised	—	—	—	—
Cancelled	(238,548)	8.13	—	—
Outstanding at June 30, 2018	1,414,720	7.24	8.98	—

Exercisable at June 30, 2018	794,125	7.82	8.79	—

(1)	Based on our Company’s closing stock price of $1.80 on June 29, 2018.

Unamortized stock-based compensation expense relating to stock options was $1.0 million at June 30, 2018, which is expected to be recognized over a weighted-average period of 2.8 years.

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

The fair values of stock options granted have been estimated utilizing the following assumptions:

	Six Months Ended June 30,
	2018	2017
Fair value of common stock	$2.78	$5.88
Exercise price of common stock option	2.78	8.40
Risk-free interest rate	2.38%	2.10%
Expected term (in years)	10.00	5.95
Dividend yield	0.00%	0.00%
Expected volatility	49%	40%

Restricted Stock Units

Our Company granted 300,000 Restricted Stock Units (“RSU”) to our Company’s officers during the six months ended June 30, 2018. All RSU grants vest on the satisfaction of only a service-based condition. As of June 30, 2018, there were 445,873 shares of our Common Stock issuable upon the vesting of outstanding RSU. Unrecognized compensation expenses related to shares of our Common Stock subject to unvested RSU was $1.8 million at June 30, 2018, which is expected to be recognized as expense over the weighted-average period of 3.6 years. The service conditions are generally satisfied for the RSU granted to our officers and Board over four years starting from such person’s hiring date and the earlier to occur of the first anniversary of the grant date or the annual meeting of stockholders, respectively.

For the six months ended June 30, 2018, our Company withheld 32,542 shares of Common Stock (“Net Settlement”) and remitted $83,630 in cash to meet the related tax withholding requirements on behalf of our officers. We will continue to evaluate the Net Settlement of RSU that vest in the future.

Stock-Based Compensation Expense

Our Company recognized stock-based compensation expense related to stock options and RSU, included in general and administrative expenses as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Stock-based compensation	$497,433	$286,273	$949,609	$825,145

13.Income Taxes

Our effective income tax rate for the six months ended June 30, 2018 and 2017 was (0.22)% and (0.84)%, respectively. Our effective income tax rate is evaluated and adjusted at each interim period as facts and circumstances warrant. The difference between federal income taxes computed at the federal statutory rate and reported income taxes for the six months ended June 30, 2018 and 2017 was primarily related to the impact of the valuation allowance and state income taxes.

The FASB issued ASU 2018-05, Income Taxes (Topic 740): “Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin (“SAB”) No. 118” to address the application of GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Tax Cuts and Jobs Act (the “Act”).

The Act was enacted on December 22, 2017. Among other changes for tax years beginning January 1, 2018, the Act reduces the U.S. federal corporate tax rate from 34% to 21%, the deductibility of entertainment expenses and fringe benefits, and the limitations on excessive employee remuneration under Internal Revenue Code (“IRC”) Section 162(m). At June 30, 2018, the Company has not completed its accounting for all of the tax effects of the Act and has not made an adjustment to the provisional tax benefit recorded under SAB 118 at December 31, 2017.  We have estimated our provision for income taxes in accordance with the Act and guidance available as of the date of this filing. Our estimated annual effective tax rate may be adjusted in subsequent interim periods, due to, among other things, additional analysis, changes in interpretations and assumptions we have made, and additional regulatory guidance that may be issued.

At June 30, 2018, we had no unrecognized tax benefits. We believe that there are no uncertain tax positions for which it is reasonably possible that will produce a material effect to the financial statements over the next 12 months. We recognize interest and penalties on taxes, if any, related to unrecognized tax benefits as income tax expense. As of June 30, 2018 and 2017, we had no material uncertain tax positions to be accounted for in the financial statements; accordingly, no interest or penalties on taxes were recognized for the six months ended June 30, 2018 and for the same period in 2017.

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

During the second quarter of 2018, the Company completed the examination of the federal income tax return filed for the 2015 tax year by the Internal Revenue Service, which resulted in no change. We are currently not under examination by federal, state and local tax authorities.

14.Commitments and Contingencies

Legal Matters

On June 5, 2017, a letter was sent to the California Labor & Workforce Development Agency alleging our itemized wage statements did not comply with the California Labor Code, which we refer to herein as the Wage Statement Claim. On August 7, 2017, we agreed to a class wide settlement for a maximum amount of $865,000 with respect to the Wage Statement Claim, which would include settlement of all penalties under the Private Attorneys General Act of 2004 and California Labor Code section 226, attorneys’ fees and costs, class representative enhancements and claims administration fees. The class wide settlement, including the maximum settlement amount of $865,000, remains subject to court approval. As of June 30, 2018, we have reserved for the entire amount under accrued expenses.

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

15.Subsequent Events

Piece-Rate Employee Claims

On July 2, 2018, a former California employee (“Plaintiff”) filed a complaint against us in the Superior Court of the State of California for the County of Los Angeles (the “Complaint”). Plaintiff’s Complaint is filed pursuant to the California Labor Code purportedly on behalf of all Pilates instructors, yoga instructors and other employees who worked for us in California on a piece-rate basis within the four years preceding the date of the Complaint. The Complaint alleges that certain of our payroll-related practices with respect to California-based employees paid on a piece-rate did not comply with the California Labor Code. The Complaint seeks penalties under the Private Attorneys General Act of 2004 and relevant sections of the California Labor Code on behalf of the State of California and allegedly aggrieved employees. Neither the outcome of the alleged claims, nor the amount and range of potential damages or exposure associated with the allegations can be assessed with certainty, and any damage award could be substantial.

Appointment of Sky Meltzer to the Board

On August 8, 2018, the Board appointed Sky Meltzer (“Mr. Meltzer”) as a director of the Company to fill a newly created seat on the Board. Pursuant to the Company’s Bylaws, Mr. Meltzer will serve as a Class III Director and shall hold office until the Company’s annual meeting of stockholders held in 2020. Mr. Meltzer was also appointed as a member of the Audit Committee and the Compensation Committee of the Board, serving as an independent Board member on each.

Mr. Meltzer has significant experience in the yoga industry. He most recently served as Chief Executive Officer of Manduka, a brand of premium yoga equipment and apparel, where he led the company’s global expansion from 2008 to 2016. From 2004 to 2007, he held the position of YogaWorks’ Vice President of Marketing and Business Development and was responsible for managing the creative direction of the brand, expanding the teacher training program and supporting studio operations. Prior to his time with YogaWorks and Manduka, Mr. Meltzer spent 10 years working in the finance, technology and media sectors where he held a variety of positions including investment banking analyst for Soundview Financial Group and brand manager for MGM Studios. Mr. Meltzer graduated from Stanford University with a B.A. in Economics. He currently serves on the Board of Directors of Manduka and Pear Sports and is an investor and advisor to several companies in the health and wellness sector.

Mr. Meltzer will be granted restricted stock units with a value of $86,537 (representing the pro-rated 2018 stock grant awarded to non-employee directors), in accordance with our non-employee director compensation program as described in our definitive proxy statement filed with the Securities and Exchange Commission on April 30, 2018.

There are no arrangements or understandings between Mr. Meltzer and any other person pursuant to which Mr. Meltzer was selected as a director of the Company. Mr. Meltzer is not a participant in, nor is he to be a participant in, any related-person transaction or proposed related-person transaction required to be disclosed by Item 404(a) of Regulation S-K under the Securities Exchange Act of 1934, as amended. Other than the Company’s formal plan for compensating its independent directors for their services approved by the Board, there are no plans, contracts or arrangements or amendments to any plans, contracts or arrangements entered into with Mr. Meltzer, or any grants or awards made to Mr. Meltzer, in connection with his election to the Board.

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

	At or For Three Months Ended June 30,		At or For Six Months Ended June 30,
Metric	2018	2017	2018	2017
Studios (period end)	71	50	71	50
Student visits(1)	868,857	705,979	1,787,243	1,466,686
Studio classes(2)	59,790	45,375	116,640	90,529

(1)	Student visits include each student’s attendance at a class in such period in which a teacher fee was paid for such class.
(2)	Studio classes include each completed class held at a studio in such period.

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

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, the dollar variance and percentages of certain items included in our Condensed Consolidated Statements of Operations:

Quarter Ended June 30, 2018 Compared to Quarter Ended June 30, 2017 (unaudited)

	Quarter Ended June 30,		Variance
(in thousands)	2018	2017	Dollar	Percent
Net revenues	$14,870	$12,493	$2,377	19%
Cost of revenues and operating expenses:
Cost of revenues	5,756	4,806	950	20%
Center operations	7,061	5,583	1,478	26%
General and administrative expenses	4,054	4,094	(40)	(1%)
Depreciation and amortization	2,218	2,168	50	2%
Goodwill impairment	2,475	—	2,475	100%
Total cost of revenues and operating expenses	21,564	16,651	4,913	30%
Loss from operations	(6,694)	(4,158)	(2,536)	61%
Interest (income) expense, net	(44)	249	(293)	(118%)
Net loss before income taxes	(6,650)	(4,407)	(2,243)	51%
Provision for income taxes	1	41	(40)	(98%)
Net loss	$(6,651)	$(4,448)	$(2,203)	50%

Net revenues

The $2.4 million or 19% increase in net revenues for the quarter ended June 30, 2018, as compared to the same period in 2017, was primarily due to an increase in the number of studios. Sales from multi-class packages increased by $1.9 million and memberships increased by $0.3 million for the quarter ended June 30, 2018, compared to the same period in 2017, due to revenue from acquired studios that have predominantly sold multi-class packages and our flexible pricing strategy. In addition, retail sales increased by $0.3 million due to an increase in the number of studios. These increases were offset by a $0.4 million decrease in net revenues from teacher trainings and workshops due to a lower number of teacher trainings and workshop events held in the quarter ended June 30, 2018, compared to the same period in 2017.

Cost of revenues

The $1.0 million or 20% increase in cost of revenues for the quarter ended June 30, 2018, as compared to the same period in 2017, was primarily due to $0.8 million higher payroll related costs from the acquired studios and $0.1 million higher retail sales costs.

Center operations

The $1.5 million or 26% increase in center operations for the quarter ended June 30, 2018, as compared to the same period in 2017, which included $0.6 million higher rent expense and $0.6 million higher payroll expenses, primarily due to the impact of acquired studios. In addition, other expenses increased by $0.2 million which included repairs and maintenance, utilities and credit card fees.

General and administrative

The slight decrease in general and administrative expenses for the quarter ended June 30, 2018, as compared to the same period in 2017, was primarily due to a $0.9 million decrease in professional fees for audit, legal, and consulting services related to becoming a public company in 2017. This decrease was offset due to (i) $0.5 million higher corporate payroll expense from an increase in stock-based compensation expense recognized on RSU and Options issued to Employees and Directors during the rolling 12 months ended June 30, 2018 and an increase in headcount and new regional managers in the acquired studio regions, and (ii) $0.2 million in other expenses which included insurance, acquisition related travel expenses and investor relations expenses.

Depreciation and amortization

The slight increase in depreciation and amortization expense between the quarters ended June 30, 2018 and June 30, 2017 was due to depreciation and amortization from the acquired studios offset by the lower depreciation and amortization from assets that were fully amortized during the period.

Goodwill impairment

We recognized an impairment to goodwill of $2.5 million for the quarter ended June 30, 2018. The impairment was primarily due to the continued decrease in the Company’s market capitalization. We did not record any impairment losses related to goodwill for the quarter ended June 30, 2017.

Interest (income) expense, net

The $0.3 million or 118% decrease in interest (income) expense, net for the quarter ended June 30, 2018, as compared to the same period in 2017, was due to the income from depository accounts and lower interest expense related to the conversion of the convertible note due to GHP and pay-off of the New Convertible Notes and the Deerpath Facility.

Provision for income taxes

There was no material change in the provision for income taxes between the three months ended June 30, 2018 and 2017. Our effective income tax rate was (0.01)% for the three months ended June 30, 2018 and (0.93)% for the three months ended June 30, 2017.

Six Months Ended June 30, 2018 Compared to Six Months Ended June 30, 2017

	Six Months Ended June 30,		Variance
(in thousands)	2018	2017	Dollar	Percent
Net revenues	$30,400	$26,484	$3,916	15%
Cost of revenues and operating expenses:
Cost of revenues	11,680	9,934	1,746	18%
Center operations	13,833	11,270	2,563	23%
General and administrative expenses	8,459	7,105	1,354	19%
Depreciation and amortization	4,597	4,369	228	5%
Goodwill impairment	2,475	—	2,475	100%
Total cost of revenues and operating expenses	41,044	32,678	8,366	26%
Loss from operations	(10,644)	(6,194)	(4,450)	72%
Interest (income) expense, net	(50)	811	(861)	(106%)
Net loss before income taxes	(10,594)	(7,005)	(3,589)	51%
Provision for income taxes	18	59	(41)	(69%)
Net loss	$(10,612)	$(7,064)	$(3,548)	50%

Net revenues

The $3.9 million or 15% increase in net revenues for the six months ended June 30, 2018, as compared to the same period in 2017, was primarily due to an increase in the number of studios. Sales from multi-class packages increased by $3.3 million and memberships decreased by $0.4 million for the six months ended June 30, 2018, compared to the same period in 2017, due to revenue from acquired studios that have predominantly sold multi-class packages and our flexible pricing strategy. In addition, retail sales increased by $0.6 million, online class sales increased by $0.3 million and teacher trainings and workshop events increased by $0.3 million due to a higher number of events held during the six months ended June 30, 2018, as compared to the same period in 2017.

Cost of revenues

The cost of revenues for the six months ended June 30, 2018, as compared to the same period in 2017, increased $1.7 million or 18% primarily due to $1.4 million higher payroll costs related to the acquired studios and $0.3 million higher retail sales costs.

Center operations

The $2.6 million or 23% increase in center operations for the six months ended June 30, 2018, as compared to the same period in 2017, which included $1.1 million higher rent expense and $1.0 million higher payroll expenses, primarily due to the impact of acquired studios. In addition, other expenses increased by $0.5 million which included repairs and maintenance, utilities and credit card fees.

General and administrative

General and administrative expenses for the six months ended June 30, 2018, as compared to the same period in 2017, increased by $1.4 million or 19% primarily due to (i) $1.0 million higher corporate payroll expense from an increase in stock-based compensation expense recognized on RSU and Options issued to Employees and Directors during the rolling 12 months ended June

30, 2018 and higher headcount and new regional managers in the acquired studio regions, (ii) $0.3 million higher studio marketing expense for the new studios as well as more promotional campaigns and web advertisements, and (iii) $0.5 million in other expenses which included insurance, acquisition related travel expenses and investor relations expenses. These increases were offset by a decrease of $0.5 million in professional fees for audit, legal and consulting services.

Depreciation and amortization

The slight increase in depreciation and amortization expense for the six months ended June 30, 2018, as compared to the same period in 2017, was due to depreciation and amortization from the acquired studios offset by the lower depreciation and amortization from assets that were fully amortized during the period.

Goodwill impairment

We recognized an impairment to goodwill of $2.5 million for the six months ended June 30, 2018. The impairment was primarily due to the continued decrease in the Company’s market capitalization. We did not record any impairment losses related to goodwill for the six months ended June 30, 2017.

Interest (income) expense, net

The $0.9 million or 106% decrease in interest (income) expense, net for the six months ended June 30, 2018, as compared to the same period in 2017, was due to the income from depository accounts and lower interest expense related to the conversion of the convertible note due to GHP and pay-off of the New Convertible Notes and the Deerpath Facility.

Provision for income taxes

There was no material change in the provision for income taxes between the six months ended June 30, 2018 and 2017. Our effective income tax rate was (0.22)% for the six months ended June 30, 2018 and (0.84)% for the six months ended June 30, 2017.

Non-GAAP financial measures

In addition to our results determined in accordance with GAAP, we use Adjusted earnings before interest, taxes, depreciation and amortization (“EBITDA”), Studio-Level EBITDA, Adjusted free cash flow, Studio-Level free cash flow and Adjusted net loss which are not calculated in accordance with GAAP. We use these financial measures to understand and evaluate our business. Adjusted EBITDA is a supplemental measure of the operating performance of our core business operations. Studio-Level EBITDA is a supplemental measure of our operating performance of our studios. Adjusted free cash flow is a supplemental measure of the operating performance of our core business operations excluding deferred revenue. Studio-Level free cash flow is a supplemental measure of our operating performance of our studios excluding deferred revenue. Adjusted net loss is a supplemental measure of operating performance that is adjusted for certain non-recurring items that we do not believe directly reflect our core business operations. Accordingly, we believe Adjusted EBITDA, Studio-Level EBITDA, Adjusted free cash flow, Studio-Level free cash flow and Adjusted net loss provide useful information to investors and others in understanding and evaluating our Company’s operating results in the same manner as management and the Board. Non-GAAP financial measures should not be considered in isolation from, or as a substitute for, financial information prepared in accordance with GAAP.

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

•

Adjusted EBITDA, Studio-Level EBITDA, Adjusted free cash flow and Studio-Level free cash flow do not reflect: (i) changes in, or cash requirements for, our working capital needs, (ii) debt service requirements, (iii) tax payments that may represent a reduction in cash available to us, and (iv) other cash costs that may recur in the future;

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

Adjusted EBITDA, Studio-Level EBITDA, Adjusted free cash flow and Studio-Level free cash flow

The following table presents a reconciliation of Adjusted EBITDA and Studio-Level EBITDA to Net loss. In addition, Adjusted free cash flow and Studio-Level free cash flow are presented for each of the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
(in thousands)	(Unaudited)
Net loss	$(6,651)	$(4,448)	$(10,612)	$(7,065)
Interest (income) expense, net	(44)	249	(50)	810
Provision for income taxes	1	41	18	59
Depreciation and amortization	2,218	2,168	4,597	4,369
Goodwill impairment	2,475	—	2,475	—
Deferred rent(a)	40	69	36	100
Stock based compensation(b)	497	286	949	825
Legal settlement(c)	—	865	—	865
Severance(d)	68	3	68	85
Executive recruiting(e)	—	30	—	30
Professional fees(f)	16	161	71	161
Great Hill Partners expense reimbursement fees(g)	—	25	—	50
Adjusted EBITDA	(1,380)	(551)	(2,448)	289
Change in deferred revenue(h)	(184)	616	75	542
Adjusted free cash flow	(1,564)	65	(2,373)	831
Other general and administrative expenses(i)	3,590	2,723	7,378	5,088
Studio-Level free cash flow	2,026	2,788	5,005	5,919
Change in deferred revenue(h)	184	(616)	(75)	(542)
Studio-Level EBITDA	$2,210	$2,172	$4,930	$5,377

(a)	Reflects the extent to which our rent expense for the period has been above or below our cash rent payments.
(b)	Non-cash charges related to equity-based compensation programs, which vary from period to period depending on timing of awards and forfeitures.
(c)	Legal settlement expense related to the Wage Statement Claim with the state of California.
(d)	Severance expenses incurred in the period related to the termination of studio and non-studio employees.
(e)	Executive recruiting expenses incurred in connection with the recruitment and hiring of members of our executive management team.
(f)	Professional fees related to certain accounting, tax and consulting services that were expensed in connection with our acquisitions.
(g)	Represents expense reimbursement fees incurred in connection with our Expense Reimbursement Agreement with affiliates of Great Hill Partners, which was terminated upon completion of our IPO.
(h)	Represents change in deferred revenue that is reflected in the consolidated statements of operations, excluding the change in gift card liabilities and deferred revenue from acquisitions.
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

Adjusted net loss

The following table presents a reconciliation of Adjusted net loss to Net loss for each of the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
(in thousands)	(Unaudited)
Net loss	$(6,651)	$(4,448)	$(10,612)	$(7,065)
Goodwill impairment	2,475	—	2,475	—
Stock based compensation(a)	497	286	949	825
Legal settlement(b)	—	865	—	865
Severance(c)	68	3	68	85
Executive recruiting(d)	—	30	—	30
Professional fees(e)	16	161	71	161
Great Hill Partners expense reimbursement fees(f)	—	25	—	50
Adjusted net loss	$(3,595)	$(3,078)	$(7,049)	$(5,049)

(a)	Non-cash charges related to equity-based compensation programs, which vary from period to period depending on timing of awards and forfeitures.
(b)	Legal settlement expense related to the Wage Statement Claim.
(c)	Severance expenses incurred in the period related to the termination of studio and non-studio employees.
(d)	Executive recruiting expenses incurred in connection with the recruitment and hiring of members of our executive management team.
(e)	Professional fees related to certain accounting, tax and consulting services that were expensed in connection with our acquisitions.
(f)	Represents expense reimbursement fees incurred in connection with our Expense Reimbursement Agreement with Great Hill Partners, which was terminated upon completion of our IPO.

Liquidity and Capital Resources

We have a history of operating losses and an accumulated deficit of $65.3 million as of June 30, 2018. In addition, we had working capital of $6.9 and $11.4 million at June 30, 2018 and December 31, 2017, respectively. Historically, we have satisfied our liquidity needs primarily through cash generated from financing activities, including cash generated from Deerpath Funding, LP, or our Loan Agreement and convertible notes issued from time to time to Great Hill Partners. Our principal liquidity needs include cash used for operations (such as rent and labor costs), acquisitions, capital expenditures for the development of new studios and other capital expenditures necessary to improve existing studios, primarily leasehold improvements and additional furniture and fixtures.

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

	Six Months Ended June 30,
	2018	2017
(in thousands)	(Unaudited)
Used in operating activities	$(4,551)	$(821)
Used in investing activities	(1,995)	(470)
(Used in) provided by financing activities	(83)	2,926
Increase (decrease) in cash and cash equivalents	(6,629)	1,635
Cash and cash equivalents, beginning of period	22,095	1,912
Cash and cash equivalents, end of period	15,466	3,547

Net cash used in operating activities

Net cash used in operating activities has been driven by marketing initiatives and the enhancement of classes and events we provide to our students as well as the impact of general and administrative expenses related to the infrastructure we added in 2017 to support our expected growth.

For the six months ended June 30, 2018, $8.0 million or 75% of our net loss of $10.6 million consisted of non-cash items, including depreciation and amortization expense of $4.6 million, goodwill impairment of $2.5 million and stock-based compensation expense of $0.9 million. Net cash used in operating activities in the six months ended June 30, 2018 also included a $0.9 million decrease in accounts payable and accrued expenses due to the timing of payments, a $0.2 million decrease in accrued compensation and a $0.9 million increase in prepaid expenses and other current assets primarily due to the timing of rent payments.

For the six months ended June 30, 2017, our net cash used in operating activities primarily resulted from our net loss of $7.1 million, which included non-cash items of depreciation and amortization expense of $4.4 million and stock-based compensation expense of $0.8 million. In addition, prepaid expenses and other current assets increased by $0.6 million due to an increase in prepaid rent, accrued compensation decreased by $0.1 million and accounts payable and accrued expenses increased by $0.6 million due to timing of payments.

Net cash used in investing activities

For the six months ended June 30, 2018, our net cash used in investing activities was primarily due to the acquisition of five studios amounting to $0.7 million, subsequent acquisition-related payments of $0.6 million and purchases of property and equipment for $0.6 million.

For the six months ended June 30, 2017, our net cash used in investing activities primarily resulted from $0.5 million of purchases of property and equipment.

Net cash provided by (used in) financing activities

For the six months ended June 30, 2018, our net cash used in financing activities resulted from $0.1 million for repurchase of shares to satisfy tax withholding on vested RSU.

For the six months ended June 30, 2017, our net cash provided by financing activities primarily resulted from the issuance of the New Convertible Notes, in the aggregate principal amount of $3.2 million, less $0.2 million in payments to settle promissory notes related to acquisitions made in fiscal year 2015.

Off-Balance Sheet Arrangements

As of June 30, 2018, our Company did not have any off-balance sheet arrangements.

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

As reported in our 10-K, our disclosure controls and procedures for the year ended December 31, 2017 were not effective, due to a material weakness in internal controls over management review and financial reporting related to year end process level controls over certain reconciliations and effective review. As a result of the material weakness, management concluded that, at June 30, 2018, our internal control over financial reporting was also ineffective, as the remediation was in process. Management initiated additional procedures during the quarter ended June 30, 2018 to address the material weakness. We continue to review and develop additional controls and procedures to improve our control environment, including implementing procedures and enhancing controls to assure that management reviews are documented and performed timely and accurately. We believe that the foregoing steps have improved our controls and we are working to remediate the material weakness identified above. We will be assessing the effectiveness of the changes made and make additional modifications as required during the remainder of 2018.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

On June 5, 2017, a letter was sent to the California Labor & Workforce Development Agency alleging our itemized wage statements did not comply with the California Labor Code. On August 7, 2017, we agreed to a class-wide settlement for a maximum amount of $865,000 with respect to the Wage Statement Claim, which would include settlement of all penalties under the Private Attorneys General Act of 2004 and California Labor Code section 226, attorneys’ fees and costs, class representative enhancements and claims administration fees. The class-wide settlement, including the maximum settlement amount of $865,000, remains subject to court approval. As of June 30, 2018, we have reserved for the entire amount under accrued expenses.

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

10.1

Separation Agreement and Release, by and between Yoga Works, Inc. and Suzanne Dawson, dated April 25, 2018  (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 30, 2018)

10.2

Employment Agreement, by and between Yoga Works, Inc. and Kurt Donnell, dated June 20, 2018 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 25, 2018)

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

YogaWorks, Inc.

Date: August 14, 2018	By:	/s/ Rosanna McCollough
Rosanna McCollough
President and Chief Executive Officer

Date: August 14, 2018	By:	/s/ Vance Chang
Vance Chang
Chief Financial Officer