Form 10-Q
period 2018-09-30
YogaWorks, Inc.
filed 2018-11-14
CIK 1703497

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☑    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☑    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Small reporting company	☑

Emerging growth company	☑

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

As of November 12, 2018, the registrant had 16,628,808 shares of common stock, $0.001 par value per share, outstanding.

YogaWorks, Inc.

Condensed Consolidated Balance Sheets (Unaudited)

	As of September 30, 2018	As of December 31, 2017
Assets
Current assets
Cash and cash equivalents	$13,179,294	$22,095,216
Inventories	1,212,104	1,212,608
Prepaid expenses and other current assets	947,460	1,145,067
Total current assets	15,338,858	24,452,891
Property and equipment, net	9,150,733	10,418,203
Intangible assets, net	14,408,349	22,142,275
Goodwill	5,429,063	12,768,773
Other non-current assets	1,262,530	1,224,179
Total assets	$45,589,533	$71,006,321

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable and accrued expenses	$3,123,797	$3,794,569
Accrued compensation	1,203,241	1,947,134
Deferred revenue	6,387,875	7,187,948
Current portion of deferred rent	120,010	122,607
Total current liabilities	10,834,923	13,052,258
Deferred rent, net of current portion	3,540,956	3,418,886
Deferred tax liability	2,402	—
Total liabilities	14,378,281	16,471,144

Commitments and Contingencies (Note 14)

Stockholders’ equity
Common stock $0.001 par value; 50,000,000 shares authorized, 16,620,284 issued and 16,477,675 outstanding at September 30, 2018 and 50,000,000 shares authorized, 16,435,505 issued and 16,332,510 outstanding at December 31, 2017	16,478	16,333
Additional paid in capital	112,837,218	111,650,415
Accumulated deficit	(81,642,444)	(57,131,571)
Total stockholders’ equity	31,211,252	54,535,177
Total liabilities and stockholders’ equity	$45,589,533	$71,006,321

See accompanying notes to condensed consolidated financial statements.

YogaWorks, Inc.

Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net revenues	$15,150,692	$13,518,513	$45,550,867	$40,002,033
Cost of revenues and operating expenses
Cost of revenues	6,212,640	5,153,324	17,892,463	15,087,713
Center operations	7,179,487	5,732,994	21,012,976	17,002,858
General and administrative expenses	4,158,868	4,556,887	12,617,813	11,661,716
Depreciation and amortization	1,874,008	2,161,126	6,471,036	6,530,589
Goodwill impairment	5,550,000	—	8,024,819	—
Asset impairment	4,118,939	—	4,118,939	—
Total cost of revenues and operating expenses	29,093,942	17,604,331	70,138,046	50,282,876
Loss from operations	(13,943,250)	(4,085,818)	(24,587,179)	(10,280,843)
Interest (income) expense, net	(46,613)	532,939	(96,886)	1,343,445
Net loss before provision for income taxes	(13,896,637)	(4,618,757)	(24,490,293)	(11,624,288)

Provision for (benefit from) income taxes	2,667	(27,933)	20,580	31,074
Net loss	(13,899,304)	(4,590,824)	(24,510,873)	(11,655,362)
Less preferred rights dividend on redeemable preferred stock	—	—	—	(995,743)
Net loss attributable to common stockholders	$(13,899,304)	$(4,590,824)	$(24,510,873)	$(12,651,105)

Basic and diluted net loss per share attributable to common stockholders	$(0.84)	$(0.37)	$(1.49)	$(1.51)

Weighted-average number of shares used in calculating loss per share attributable to common stockholders:
Basic and diluted common shares	16,468,085	12,574,523	16,401,589	8,363,916

See accompanying notes to condensed consolidated financial statements.

YogaWorks, Inc.

Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Par Value	Capital	Deficit	Equity
Balance, December 31, 2017	16,332,510	$16,333	$111,650,415	$(57,131,571)	$54,535,177
Vesting of restricted stock units	186,102	186	(186)	—	—
Repurchase of shares to satisfy tax withholding	(40,937)	(41)	(97,110)	—	(97,151)
Stock-based compensation	—	—	1,284,099	—	1,284,099
Net loss	—	—	—	(24,510,873)	(24,510,873)
Balance, September 30, 2018	16,477,675	$16,478	$112,837,218	$(81,642,444)	$31,211,252

See accompanying notes to condensed consolidated financial statements.

YogaWorks, Inc.

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended September 30,
	2018	2017
Cash flows from operating activities
Net loss	$(24,510,873)	$(11,655,362)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	6,471,036	6,530,589
Goodwill impairment	8,024,819	—
Asset impairment	4,118,939	—
Deferred tax	2,402	13,906
Paid-in-kind interest expense capitalized to convertible note	—	291,585
Beneficial conversion feature	—	147,877
Amortization of debt issuance cost	—	69,164
Debt issuance cost written-off	—	318,016
Stock-based compensation expense	1,284,099	2,119,252
Changes to operating assets and liabilities, net of effects from acquisitions:
Tenant improvement allowances received	47,530	—
Inventories	4,470	47,575
Prepaid expenses and other current assets	197,607	656,902
Other non-current assets	(919)	(76,689)
Accounts payable and accrued expenses	(186,078)	2,707,751
Accrued compensation	(743,893)	(640)
Deferred revenue	(1,154,686)	391,885
Deferred rent and other non-current liabilities	71,943	94,085
Net cash (used in) provided by operating activities	(6,373,604)	1,655,896
Cash flows from investing activities
Purchases of property, equipment, and intangible assets	(1,079,543)	(958,602)
Acquisition earnout and holdback payments	(643,694)	(445,400)
Cash paid for acquisitions, net of earnouts	(721,930)	—
Net cash used in investing activities	(2,445,167)	(1,404,002)
Cash flows from financing activities
Repurchase of shares to satisfy tax withholding	(97,151)	—
Principal payment on term loans	—	(6,956,250)
Principal payment on convertible note	—	(3,300,403)
Principal payment on subordinated notes	—	(200,000)
Proceeds from issuance of convertible note	—	35,083,288
Proceeds from issuance of common stock	—	3,200,000
Net cash (used in) provided by financing activities	(97,151)	27,826,635
Increase (decrease) in cash and cash equivalents	(8,915,922)	28,078,529
Cash and cash equivalents, beginning of period	22,095,216	1,912,421
Cash and cash equivalents, end of period	$13,179,294	$29,990,950
Supplemental disclosure of cash flow information
Cash paid during the period for:
Interest paid	$—	$516,694
Supplemental disclosure of non-cash activities
Investing activities
Purchase consideration liabilities related to acquisitions	$159,000	$—
Financing activities
Dividends on preferred redeemable stock accrued	—	995,743
Paid-in-kind interest expense capitalized convertible note	—	291,585
Purchase consideration liabilities related to acquisitions	—	120,031
Conversion of convertible notes to equity	—	11,825,774
Conversion of preferred redeemable stock to equity	—	62,388,567

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

As of September 30, 2018, we owned and operated 70 yoga studios in nine regional markets. The following table illustrates the studio locations by regional market:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2018		2017		2018		2017
Regional Market	Number of Studios(1)	Percentage of Net Revenues(2)	Number of Studios(1)	Percentage of Net Revenues(2)	Number of Studios(1)	Percentage of Net Revenues(2)	Number of Studios(1)	Percentage of Net Revenues(2)
Los Angeles	17	33%	17	41%	17	33%	17	42%
Orange County (California)	4	6%	4	8%	4	6%	4	8%
Northern California	13	23%	13	26%	13	22%	13	25%
Houston(3)	7	8%	—	—	7	9%	—	—
Atlanta(3)	4	4%	—	—	4	4%	—	—
Washington, D.C.(4)	6	4%	2	1%	6	5%	2	1%
Baltimore(4)	7	6%	9	8%	7	6%	9	7%
New York City	5	10%	5	12%	5	10%	5	13%
Boston(5)	7	6%	3	4%	7	5%	3	4%
Total Studios	70		53		70		53

(1)	Number of studios as of September 30, 2018 and 2017.
(2)

For the three and nine months ended September 30, 2018 and 2017. Assumes that any net revenues for teacher training, workshops and MyYogaWorks.com for such period are allocated to the regional markets on a proportional basis based on the market’s share of total studio net revenues for such period.

(3)	Reflects seven Houston area studios acquired in October 2017 and four Atlanta area studios acquired in November 2017.
(4)	Reflects five Washington, D.C./Baltimore-area studios acquired in the second half of 2017. The regions were then split into two separate areas as a result of the acquisitions.
(5)	Reflects five Boston area studios acquired in the second quarter of 2018 and one Boston area studio that closed in the third quarter of 2018.

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

In July 2018, the FASB issued ASU 2018-10, Leases (Topic 842), Codification Improvements and ASU 2018-11 Leases (Topic 842), Targeted Improvements, to provide additional guidance for the adoption of Topic 842. ASU 2018-10 clarifies certain provisions and correct unintended applications of the guidance such as the application of implicit rate, lessee reassessment of lease classification, and certain transition adjustments that should be recognized to earnings rather than to stockholders' equity. ASU 2018-11 provides an alternative transition method and practical expedient for separating contract components for the adoption of Topic 842. In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). The new standard establishes a right-of-use (“ROU”) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. ASU 2018-11, ASU 2018-10, and ASU 2016-02 (collectively, "the new lease standards”) is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Although early adoption is permitted, we anticipate adopting these provisions in the first quarter of 2020. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. We had $51.2 million of operating lease obligations as of December 31, 2017, and upon adoption of this standard we will record a ROU asset and lease liability equal to the present value of these leases, which will have a material impact on the consolidated balance sheet. However, the recognition of lease expense in the consolidated statement of operations is not expected to change from the current methodology.

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

In March 2018, the FASB issued ASU 2018-05, Income Taxes (Topic 740): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118 (SEC Update), (“ASU 2018-05”), which included amendments to SEC paragraphs pursuant to SEC Staff Accounting Bulletin No. 118 (“SAB 118”). The pronouncement addresses certain circumstances that may arise for registrants in accounting for the income tax effects of the Tax Cuts and Jobs Act (“the Act”), including when certain income tax effects of the Act are incomplete by the time financial statements are issued. The Company has complied with the amendments related to SAB 118, as discussed further in Note 13, Income Taxes.

In May 2017, the FASB issued ASU 2017-09, Compensation – Stock Compensation (Topic 718): Scope of Modification Accounting. The amendments in this ASU provide guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. This ASU was effective for fiscal years beginning after December 15, 2017. We adopted this ASU as of January 1, 2018 noting no material impact to the consolidated financial statements.

In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business. The amendments in this ASU provide a robust framework to use in determining when a set of assets and activities is a business. This ASU is effective for fiscal years beginning after December 15, 2018. Early adoption is permitted and the standard should be applied prospectively. We early adopted this ASU as of January 1, 2018 and this standard was applied on all acquisitions during the second quarter of 2018 (See Note 3).

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

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). This ASU supersedes the revenue recognition requirements in ASU Topic 605, Revenue Recognition, and requires the recognition of revenue when promised goods or services are transferred to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. Subsequently, the FASB issued several standards related to ASU 2014-09 (collectively, the “New Revenue Standard”), including the most recent ASU, ASU 2017-14, Income Statement - Reporting Comprehensive Income (Topic 220), and Revenue Recognition (Topic 605), Revenue from Contracts with Customers (Topic 606), which was issued in November 2017. The New Revenue Standard is effective for our Company in fiscal years beginning after December 15, 2018, with early adoption permitted. The standard permits the use of either the retrospective or modified retrospective (cumulative effect) transition method. Our Company primarily generates revenues by selling yoga classes in the form of memberships or class packages. Our implementation efforts included the identification of revenue streams within the scope of the guidance, evaluation of the revenue contracts and existing revenue recognition policies. We anticipate that we will adopt the new standard on January 1, 2019 and our evaluation remains preliminary because we are still in the process of evaluating the impact.

3.Acquisitions

Our Company uses acquisitions as our primary strategy to grow our market share, quickly gain students and build on the operating momentum of the acquired businesses. We completed two acquisitions during the nine months ended September 30, 2018, paying total consideration of $721,930, excluding earnouts of $159,000. On April 30, 2018, we acquired Prana Power Yoga (three studios) and on May 24, 2018, we acquired Inner Strength Yoga Studios (two studios) all in the Boston area. The acquisitions were accounted for as a business acquisition in accordance with ASC 805, Business Combinations (“ASC 805”). Under the acquisition method of accounting, the total purchase price was allocated to the net tangible and intangible assets acquired and liabilities assumed, based on their estimated fair values. Any excess amount paid over identifiable assets is recorded as goodwill. The associated goodwill is deductible for tax purposes. The process for estimating the fair values of the acquired studios involves the use of significant estimates and assumptions, including estimating average industry purchase price multiple and estimating future cash flows.

The condensed consolidated statement of operations since the date of each acquisition through September 30, 2018 and the condensed consolidated balance sheet as of September 30, 2018 include the results of operations and the acquired assets and assumed liabilities related to all 2018 acquisitions. For the nine months ended September 30, 2018, these acquisitions contributed $468,583 to our Company’s revenues. Net income contributed by these acquisitions was not separately identifiable due to our integration activities and the impact of corporate-level expenses and is impracticable to provide. Acquisition-related costs, including legal fees and all related professional fees, were expensed.

The total purchase price consideration was allocated to the acquired assets and liabilities as follows:

Amount
Inventories	$3,966
Property and equipment	410,060
Intangible assets	295,976
Goodwill	488,109
Other non-current assets	37,432
Total assets acquired	1,235,543

Deferred revenue	354,613
Total liabilities assumed	354,613

Net assets acquired	$880,930

ASC 805 requires adjustments to the provisional amounts recognized at the acquisition dates to reflect new information obtained about facts and circumstances that existed as of the acquisition dates that, if known, would have affected the measurement of the amounts recognized as of that date. During the third quarter of 2018, we completed the valuations and allocations on the 2017 acquisitions that resulted in a $197,000 reduction in intangible assets and a corresponding increase to Goodwill.

4.Property and Equipment

The major classes of property and equipment are as follows:

	As of September 30, 2018	As of December 31, 2017
Computer equipment and purchased software	$544,850	$1,130,653
Furniture and fixtures	2,700,769	3,633,677
Leasehold improvements	25,854,001	25,367,841
Other equipment	210,955	174,885
Construction-in-progress	339,936	—
Total property and equipment	29,650,511	30,307,056
Less accumulated depreciation and amortization	(20,499,778)	(19,888,853)
	$9,150,733	$10,418,203

We incurred depreciation expense of $835,432 and $648,820 for the three months ended September 30, 2018 and 2017, respectively, and $2,421,159 and $1,921,025 for the nine months ended September 30, 2018 and 2017, respectively, which is included in depreciation and amortization expense in the Statement of Operations.

During the third quarter of 2018, we recorded an impairment charge of $267,498 to the property and equipment for one of our studios because it was no longer recoverable as a result of the studio’s continuing negative cash contribution.

5. Goodwill

The changes in the carrying amount of goodwill are as follows:

	As of September 30, 2018	As of December 31, 2017
Goodwill, beginning of period	$12,768,773	$17,746,570
Goodwill acquired in 2018 (See Note 3)	488,109	—
Goodwill acquired in 2017 (See Note 3)	197,000	2,510,602
Total goodwill	13,453,882	20,257,172
Less impairment	(8,024,819)	(7,488,399)
Goodwill, end of period	$5,429,063	$12,768,773

We performed an interim goodwill impairment test during the second and third quarters of 2018 triggered by the continued decrease in the Company’s market capitalization. Due to the continued decrease in Company’s market capitalization, we recorded an impairment to goodwill of $8.0 million during the nine month period ended September 30, 2018. During the fourth quarter of 2017, we recorded an impairment to goodwill of $7.5 million.

In the second quarter of 2018, we completed two acquisitions which resulted in the addition of $0.5 million in goodwill (See Note 3).

6.Deferred Revenue

The following is a reconciliation of the changes in deferred revenue for the three months and nine months ended September 30, 2018 and 2017:

	For the three months ended September 30,		For the nine months ended September 30,
	2018	2017	2018	2017
Deferred revenue at beginning of period	$7,545,300	$5,101,146	$7,187,948	$4,593,076
Cash receipts before deferred revenue	14,039,750	13,507,587	44,514,949	40,532,850
Net revenue for the period	(15,150,692)	(13,518,513)	(45,550,867)	(40,002,033)
Deferred revenue from acquisitions	—	171,277	354,613	171,277
Change in gift card liabilities	(46,483)	84,276	(118,768)	50,603
Deferred revenue at end of period	$6,387,875	$5,345,773	$6,387,875	$5,345,773

7.Related Party

We paid expense reimbursement fees to an affiliate of Great Hill Equity Partners V, L.P. and Great Hill Investors, LLC (collectively, “Great Hill Partners” or “GHP”), the owners of a majority of our Common Stock, in the amount of $25,000 for the three months ended September 30, 2017 and $75,000 for the nine months ended September 30, 2017. In connection with our IPO, the Expense Reimbursement Agreement that we entered into with Great Hill Partners was terminated.

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

In December 2015, we borrowed an additional $2 million under the Deerpath Facility for general corporate purposes, thereby increasing the principal amount of the loans and reducing the incremental borrowing availability under the Deerpath Facility, in each case, by an equivalent amount. Average interest rate on the loan was 9.1% for 2017. Interest expense for the three months and nine months ended September 30, 2017 related to the aggregate amount of outstanding indebtedness under the Deerpath Facility was $168,698 and $516,694, respectively. On August 16, 2017, in connection with the consummation of our IPO, the Deerpath Facility was repaid in full and immediately cancelled thereafter.

Convertible Note Due to Related Party

On March 27, 2017, we issued the New Convertible Notes to Great Hill Partners, in the aggregate principal amount of $3.2 million, which were convertible, at the option of the holder, into shares of our Common Stock at a conversion rate of $8.40 per share. The New Convertible Notes consisted of a Subordinated Convertible Promissory Note, dated March 27, 2017, made by us in favor of Great Hill Equity Partners V, L.P., in the principal amount of $3,189,350, and a Subordinated Convertible Promissory Note, dated March 27, 2017, made by us in favor of Great Hill Investors, LLC, in the principal amount of $10,650. Each New Convertible Note had a maturity date of March 27, 2018 and bore interest at an annual rate of 8%. Interest expense for the three months and nine months ended September 30, 2017 was $32,498 and $439,572, respectively. On August 16, 2017, in connection with the consummation of our IPO, the New Convertible Notes were repaid in full.

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

11.Loss per Share Attributable to Common Stockholders

The components of basic and diluted loss per share attributable to common stockholders are as follows (in thousands, except share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Numerator for basic and diluted loss per share attributable to common stockholders:
Net loss	$(13,899,304)	$(4,590,824)	$(24,510,873)	$(11,655,362)
Dividend attributable to participating securities	—	—	—	(995,743)
Net loss attributable to YogaWorks, Inc. common stockholders	$(13,899,304)	$(4,590,824)	$(24,510,873)	$(12,651,105)

Denominator:
Weighted-average outstanding shares of common stock	16,468,085	12,574,523	16,401,589	8,363,916
Net loss per share attributable to common stockholders:
Basic and diluted	$(0.84)	$(0.37)	$(1.49)	$(1.51)

For the period ended September 30, 2018, and 2017, there were outstanding options to purchase 1,404,704 and 1,527,768 shares of Common Stock outstanding, respectively, which were excluded from the computation of diluted loss per share because it would be anti-dilutive.

12.Accounting for Stock-Based Compensation

2014 Plan

In July 2014, our Company adopted the 2014 Stock Option and Grant Plan (the “2014 Plan”). Upon adoption of the 2014 Plan, the maximum aggregate number of shares issuable thereunder was 7,499 shares post-reverse split. In March 12, 2017, our Board amended the 2014 Plan to increase the shares of Common Stock reserved for issuance thereunder to 1,695,484. As of September 30, 2018, no shares were issuable under the 2014 Plan.

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

The 2017 Plan permits the grant of incentive stock options, restricted stock, restricted stock units, stock appreciation rights, performance-based awards to our employees, directors and consultants. Shares issued pursuant to awards under the 2017 Plan that are settled for cash by our Company or that expire or are forfeited will become available for future grant or sale. Shares used to pay the exercise price of an award or to satisfy the minimum tax withholding obligations related to an award will not be available for future grants under the 2017 Plan. As of September 30, 2018, 1,903,329 shares remained available for issuance under the 2017 Plan.

With the exception of accelerated options, our typical options vest over four years from the grant date, with 25% of the award vesting on the first anniversary of the grant date and the remainder vesting over the next 36 months. Stock compensation expense related to these equity awards was recorded based upon the estimated fair value of the shares amortized over the vesting period.

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value (1)
Outstanding at December 31, 2017	1,527,768	$7.74	9.29	$—
Granted	192,063	3.34	—	—
Exercised	—	—	—	—
Cancelled	(315,127)	7.79	—	—
Outstanding at September 30, 2018	1,404,704	7.13	8.64	—

Exercisable at September 30, 2018	868,740	7.73	8.55	—

(1)	Based on our Company’s closing stock price of $1.20 on September 28, 2018.

Unamortized stock-based compensation expense relating to stock options was $0.8 million at September 30, 2018, which is expected to be recognized over a weighted-average period of 2.3 years.

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

The fair values of stock options granted have been estimated utilizing the following assumptions:

	Nine Months Ended September 30,
	2018	2017
Fair value of common stock	$2.78	$4.41 - $8.40
Exercise price of common stock option	2.78	$4.41 - $8.40
Risk-free interest rate	2.73%	1.90% - 2.10%
Expected term (in years)	5.97 - 6.07	5.91 - 5.95
Dividend yield	0.00%	0.00%
Expected volatility	45%	40%

Restricted Stock Units

Our Company granted 605,235 Restricted Stock Units (“RSU”) to our Company’s officers during the nine months ended September 30, 2018. All RSU grants vest on the satisfaction of only a service-based condition. As of September 30, 2018, there were 650,539 shares of our Common Stock issuable upon the vesting of outstanding RSU. Unrecognized compensation expenses related to shares of our Common Stock subject to unvested RSU was $1.6 million at September 30, 2018, which is expected to be recognized as expense over the weighted-average period of 2.2 years. The service conditions are generally satisfied for the RSU granted to our officers and Board over four years starting from such person’s hiring or grant date and the earlier to occur of the first anniversary of the grant date or the annual meeting of stockholders, respectively.

For the nine months ended September 30, 2018, our Company withheld 40,937 shares of Common Stock (“Net Settlement”) and remitted $97,110 in cash to meet the related tax withholding requirements on behalf of our officers. We will continue to evaluate the Net Settlement of RSU that vest in the future.

Stock-Based Compensation Expense

Our Company recognized stock-based compensation expense related to stock options and RSU, included in general and administrative expenses as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Stock-based compensation	$334,490	$1,294,107	$1,284,099	$2,119,252

13.Income Taxes

Our effective income tax rate for the nine months ended September 30, 2018 and 2017 was (0.08)% and (0.26)%, respectively. Our effective income tax rate is evaluated and adjusted at each interim period as facts and circumstances warrant. The difference between federal income taxes computed at the federal statutory rate and reported income taxes for the nine months ended September 30, 2018 and 2017 was primarily related to the impact of the valuation allowance and state income taxes.

The FASB issued ASU 2018-05, Income Taxes (Topic 740): “Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin (“SAB”) No. 118” to address the application of GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Act.

The Act was enacted on December 22, 2017. Among other changes for tax years beginning January 1, 2018, the Act reduced the U.S. federal corporate tax rate from 34% to 21%, the deductibility of entertainment expenses and fringe benefits, and the limitations on excessive employee remuneration under Internal Revenue Code (“IRC”) Section 162(m). At September 30, 2018, the Company has not completed its accounting for all of the tax effects of the Act and has not made an adjustment to the provisional tax benefit recorded under SAB 118 at December 31, 2017.  We have estimated our provision for income taxes in accordance with the Act and guidance available as of the date of this filing. Our estimated annual effective tax rate may be adjusted in subsequent interim periods, due to, among other things, additional analysis, changes in interpretations and assumptions we have made, and additional regulatory guidance that may be issued.

At September 30, 2018, we had no unrecognized tax benefits. We believe that there are no uncertain tax positions for which it is reasonably possible that will produce a material effect to the financial statements over the next 12 months. We recognize interest and penalties on taxes, if any, related to unrecognized tax benefits as income tax expense. As of September 30, 2018 and 2017, we had no material uncertain tax positions to be accounted for in the financial statements; accordingly, no interest or penalties on taxes were recognized for the nine months ended September 30, 2018 and for the same period in 2017.

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

14.Commitments and Contingencies

Legal Matters

On June 5, 2017, a letter was sent to the California Labor & Workforce Development Agency alleging our itemized wage statements did not comply with the California Labor Code, which we refer to herein as the Wage Statement Claim. On August 7, 2017, we agreed to a class wide settlement for a maximum amount of $865,000 with respect to the Wage Statement Claim, which would include settlement of all penalties under the Private Attorneys General Act of 2004 and California Labor Code section 226, attorneys’ fees and costs, class representative enhancements and claims administration fees. The class wide settlement, including the maximum settlement amount of $865,000, has been approved by the court. As of September 30, 2018, we have reserved for the entire amount under accrued expenses.

On July 2, 2018, a former California employee (“Plaintiff”) filed a complaint against us in the Superior Court of the State of California for the County of Los Angeles (the “Complaint”). Plaintiff’s Complaint is filed pursuant to the California Labor Code purportedly on behalf of all Pilates instructors, yoga instructors and other employees who worked for us in California on a piece-rate basis within the four years preceding the date of the Complaint. The Complaint alleges that certain of our payroll-related practices with respect to California-based employees paid on a piece-rate did not comply with the California Labor Code. The Complaint seeks penalties under the Private Attorneys General Act of 2004 and relevant sections of the California Labor Code on behalf of the State of California and allegedly aggrieved employees. Mediation is being scheduled in this matter for early 2019. Neither the outcome of the alleged claims, nor the amount and range of potential damages or exposure associated with the allegations can be assessed with certainty, and any damage award could be substantial

In addition to the aforementioned legal matters, from time to time, we may become involved in legal proceedings arising in the ordinary course of business. There can be no assurance with respect to the outcome of any legal proceeding, and we could suffer monetary liability from the outcome of the legal matters described above or other claims that may be made in the future that could be material to our results of operations.

Other than the aforementioned legal matters, we believe there are no pending lawsuits or claims that may have a material adverse effect on our business, capital resources or results of operations.

15.Subsequent Events

None.

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

The following discussion should be read in conjunction with our consolidated financial statements and the related notes, included elsewhere in this Form 10-Q. Unless otherwise indicated, all references in this Form 10-Q to YogaWorks, we, us, our, and the Company refer to YogaWorks, Inc. and our consolidated subsidiary, Yoga Works, Inc.

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

	At or For Three Months Ended September 30,		At or For Nine Months Ended September 30,
Metric	2018	2017	2018	2017
Studios (period end)	70	53	70	53
Student visits(1)	846,353	710,256	2,633,596	2,176,808
Studio classes(2)	60,975	46,183	177,615	136,728

(1)	Student visits include each student’s attendance at a class in such period in which a teacher fee was paid for such class.
(2)	Studio classes include each completed class held at a studio in such period.

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

Asset impairments. Asset impairments includes an asset impairment of our long-lived assets, finite-lived intangible assets or goodwill recognized in the applicable period. We test for such impairments at least annually, or whenever events or changes in circumstances indicate that an impairment of the applicable asset has occurred.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, the dollar variance and percentages of certain items included in our Condensed Consolidated Statements of Operations:

Quarter Ended September 30, 2018 Compared to Quarter Ended September 30, 2017 (Unaudited)

	Quarter Ended September 30,		Variance
(in thousands)	2018	2017	Dollar	Percent
Net revenues	$15,151	$13,519	$1,632	12%
Cost of revenues and operating expenses:
Cost of revenues	6,213	5,153	1,060	21%
Center operations	7,179	5,733	1,446	25%
General and administrative expenses	4,159	4,557	(398)	(9%)
Depreciation and amortization	1,874	2,161	(287)	(13%)
Goodwill impairment	5,550	—	5,550	N/A
Asset impairment	4,119	—	4,119	N/A
Total cost of revenues and operating expenses	29,094	17,604	11,490	65%
Loss from operations	(13,943)	(4,085)	(9,858)	241%
Interest (income) expense, net	(47)	533	(580)	(109%)
Net loss before income taxes	(13,896)	(4,618)	(9,278)	201%
Provision for (benefit from) income taxes	3	(28)	31	(111%)
Net loss	$(13,899)	$(4,590)	$(9,309)	203%

Net revenues

The $1.6 million or 12% increase in net revenues for the quarter ended September 30, 2018, as compared to the same period in 2017, was primarily due to an increase in the number of studios. Membership sales increased by $1.2 million, sales from multi-class packages increased by $0.3 million for the quarter ended September 30, 2018, compared to the same period in 2017, due to revenue from acquired studios. In addition, social commerce sales increased by $0.2 million and retail sales increased by $0.1 million. These increases were offset by a $0.2 million decrease in net revenues from teacher trainings and workshops due to a lower number of teacher trainings and workshop events held in the quarter ended September 30, 2018, compared to the same period in 2017.

Cost of revenues

The $1.1 million or 21% increase in cost of revenues for the quarter ended September 30, 2018, as compared to the same period in 2017, was primarily due to $0.9 million higher payroll related costs from the acquired studios and $0.1 million higher retail sales costs.

Center operations

The $1.4 million or 25% increase in center operations for the quarter ended September 30, 2018, as compared to the same period in 2017, which included $0.6 million higher rent expense and $0.4 million higher payroll expenses, primarily due to the impact of acquired studios. In addition, other expenses increased by $0.4 million which included repairs and maintenance, utilities and supplies.

General and administrative

The $0.4 million or 9% decrease in general and administrative expenses for the quarter ended September 30, 2018, as compared to the same period in 2017, was primarily due to decrease in Deferred Compensation Expense by $0.9 million related to lower stock-based compensation expense recognized on RSU and Options issued to employees and directors during the rolling 12 months ended September 30, 2018. This decrease is offset by (i) $0.4 million increase in salaries for regional management, Company staff and payroll taxes due to the impact of the acquired studios and (ii) $0.2 million increase in other expenses which included software licenses fees, insurance, taxes and licensing fees.

Depreciation and amortization

The $0.3 million or 13% decrease in depreciation and amortization expense between the quarters ended September 30, 2018 and September 30, 2017 was due to lower depreciation and amortization from assets that were fully amortized during the period offset by the depreciation and amortization from the acquired studios.

Goodwill impairment

We recognized an impairment to goodwill of $5.6 million for the quarter ended September 30, 2018. The impairment was primarily due to the continued decrease in the Company’s market capitalization. We did not record any impairment losses related to goodwill for the quarter ended September 30, 2017.

Asset impairment

We recognized an impairment to long-lived assets of $4.1 million for the quarter ended September 30, 2018. We recorded the impairment charges of $3.8 million to intangibles assets and $0.3 million to property and equipment that were no longer recoverable and were therefore fully written-off. We did not record any asset impairment losses for the quarter ended September 30, 2017.

Interest (income) expense, net

The $0.6 million or 109% decrease in interest (income) expense, net for the quarter ended September 30, 2018, as compared to the same period in 2017, was due to the interest income recorded from depository accounts for the quarter ended September 30, 2018 compared to interest expense recorded for the quarter ended September 30, 2017 related to the convertible note due to GHP, New Convertible Notes, and the Deerpath Facility.

Provision for (benefit from) income taxes

There was no material change in the provision for income taxes between the three months ended September 30, 2018 and 2017. Our effective income tax rate was (0.02)% for the three months ended September 30, 2018 and 0.61% for the three months ended September 30, 2017.

Nine Months Ended September 30, 2018 Compared to Nine Months Ended September 30, 2017 (Unaudited)

	Nine Months Ended September 30,		Variance
(in thousands)	2018	2017	Dollar	Percent
Net revenues	$45,551	$40,002	$5,549	14%
Cost of revenues and operating expenses:
Cost of revenues	17,892	15,088	2,804	19%
Center operations	21,013	17,003	4,010	24%
General and administrative expenses	12,618	11,662	956	8%
Depreciation and amortization	6,471	6,531	(60)	(1%)
Goodwill impairment	8,025	—	8,025	N/A
Asset impairment	4,119	—	4,119	N/A
Total cost of revenues and operating expenses	70,138	50,284	19,854	39%
Loss from operations	(24,587)	(10,282)	(14,305)	139%
Interest (income) expense, net	(97)	1,343	(1,440)	(107%)
Net loss before income taxes	(24,490)	(11,625)	(12,865)	111%
Provision for income taxes	21	31	(10)	(32%)
Net loss	$(24,511)	$(11,656)	$(12,855)	110%

Net revenues

The $5.5 million or 14% increase in net revenues for the nine months ended September 30, 2018, as compared to the same period in 2017, was primarily due to an increase in the number of studios. Sales from multi-class packages increased by $3.5 million and memberships increased by $0.7 million for the nine months ended September 30, 2018, compared to the same period in 2017, due to revenue from acquired studios that have predominantly sold multi-class packages and our flexible pricing strategy. In addition, retail sales increased by $0.7 million and social commerce increased by $0.5 million during the nine months ended September 30, 2018, as compared to the same period in 2017.

Cost of revenues

The $2.8 million or 19% increase in cost of revenues for the nine months ended September 30, 2018, as compared to the same period in 2017, was primarily due to $2.1 million higher payroll costs related to the acquired studios and $0.4 million higher retail sales costs.

Center operations

The $4.0 million or 24% increase in center operations for the nine months ended September 30, 2018, as compared to the same period in 2017, which included $1.7 million higher rent expense and $1.4 million higher payroll expenses, primarily due to the impact of acquired studios. In addition, other expenses increased by $0.8 million which included repairs and maintenance, utilities and supplies.

General and administrative

General and administrative expenses for the nine months ended September 30, 2018, as compared to the same period in 2017, increased by $1.0 million or 8% primarily due to (i) $1.5 million increase in salaries for regional management, Company staff and payroll taxes due to the impact of the acquired studios, (ii) $0.2 million higher studio marketing expense for the new studios as well as more promotional campaigns and web advertisements, and (iii) $0.7 million in other expenses which included insurance, maintenance and taxes and licenses.

These increases were offset by (i) $0.7 million decrease in Deferred Compensation Expense related to lower stock-based compensation expense recognized on RSU and Options issued to employees and directors during the rolling 12 months ended September 30, 2018 and (ii) $0.5 million decrease in professional fees for audit, legal and consulting services.

Depreciation and amortization

The slight decrease in depreciation and amortization expense for the nine months ended September 30, 2018, as compared to the same period in 2017, was due to lower depreciation and amortization from assets that were fully amortized during the period offset by the depreciation and amortization from the acquired studios.

Goodwill impairment

We recognized an impairment to goodwill of $8.0 million for the nine months ended September 30, 2018. The impairment was primarily due to the continued decrease in the Company’s market capitalization. We did not record any impairment losses related to goodwill for the nine months ended September 30, 2017.

Asset impairment

We recognized an impairment to long-lived assets of $4.1 million for the nine months ended September 30, 2018. We recorded the impairment charges of $3.8 million to intangibles assets and $0.3 million to property and equipment that were no longer recoverable and were therefore fully written-off. We did not record any asset impairment losses for the nine months ended September 30, 2017.

Interest (income) expense, net

The $1.4 million or 107% decrease in interest (income) expense, net for the nine months ended September 30, 2018, as compared to the same period in 2017, was due to the interest income recorded from depository accounts for the nine months ended September 30, 2018 compared to interest expense recorded for the nine months ended September 30, 2017 related to the convertible note due to GHP, New Convertible Notes, and the Deerpath Facility.

Provision for income taxes

There was no material change in the provision for income taxes between the nine months ended September 30, 2018 and 2017. Our effective income tax rate was (0.08)% for the nine months ended September 30, 2018 and (0.26)% for the nine months ended September 30, 2017.

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

Adjusted EBITDA, Studio-Level EBITDA, Adjusted free cash flow and Studio-Level free cash flow

The following table presents a reconciliation of Adjusted EBITDA and Studio-Level EBITDA to Net loss. In addition, Adjusted free cash flow and Studio-Level free cash flow are presented for each of the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
(in thousands)	(Unaudited)
Net loss	$(13,899)	$(4,591)	$(24,511)	$(11,655)
Interest (income) expense, net	(47)	533	(97)	1,343
Provision for (benefit from) income taxes	3	(28)	21	31
Depreciation and amortization	1,874	2,161	6,471	6,531
Goodwill impairment	5,550	—	8,025	—
Asset impairment	4,119	—	4,119	—
Deferred rent(a)	36	(6)	72	94
Stock based compensation(b)	334	1,294	1,284	2,119
Legal settlement(c)	75	37	75	902
Severance(d)	108	2	176	87
Executive recruiting(e)	45	49	45	79
Professional fees(f)	—	92	71	253
Great Hill Partners expense reimbursement fees(g)	—	25	—	75
Studio closure expenses (h)	17	—	17	—
Other	32	—	32	—
Adjusted EBITDA	(1,753)	(432)	(4,200)	(141)
Change in deferred revenue(i)	(1,111)	(11)	(1,036)	531
Adjusted free cash flow	(2,864)	(443)	(5,236)	390
Other general and administrative expenses(j)	3,597	3,059	10,967	8,147
Studio-Level free cash flow	733	2,616	5,731	8,537
Change in deferred revenue(i)	1,111	11	1,036	(531)
Studio-Level EBITDA	$1,844	$2,627	$6,767	$8,006

(a)	Reflects the extent to which our rent expense for the period has been above or below our cash rent payments.
(b)	Non-cash charges related to equity-based compensation programs, which vary from period to period depending on timing of awards and forfeitures.

(c)	Legal settlement expenses incurred in the period to settle claims.
(d)	Severance expenses incurred in the period related to the termination of studio and non-studio employees.
(e)	Executive recruiting expenses incurred in connection with the recruitment and hiring of members of our executive management team.
(f)	Professional fees related to certain accounting, tax and consulting services that were expensed in connection with our acquisitions.
(g)	Represents expense reimbursement fees incurred in connection with our Expense Reimbursement Agreement with affiliates of Great Hill Partners, which was terminated upon completion of our IPO.
(h)	Represents closure expenses of one Boston area studio that closed in the third quarter of 2018.
(i)	Represents change in deferred revenue that is reflected in the consolidated statements of operations, excluding the change in gift card liabilities and deferred revenue from acquisitions.
(j)

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

Adjusted net loss

The following table presents a reconciliation of Adjusted net loss to Net loss for each of the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
(in thousands)	(Unaudited)
Net loss	$(13,899)	$(4,591)	$(24,511)	$(11,655)
Goodwill impairment	5,550	—	8,025	—
Asset impairment	4,119	—	4,119	—
Stock based compensation(a)	334	1,294	1,284	2,119
Legal settlement(b)	75	37	75	902
Severance(c)	108	2	176	87
Executive recruiting(d)	45	49	45	79
Professional fees(e)	—	92	71	253
Great Hill Partners expense reimbursement fees(f)	—	25	—	75
Studio closure expenses (g)	17	—	17	—
Other	32	—	32	—
Adjusted net loss	$(3,619)	$(3,092)	$(10,667)	$(8,140)

(a)	Non-cash charges related to equity-based compensation programs, which vary from period to period depending on timing of awards and forfeitures.
(b)	Legal settlement expenses incurred in the period to settle claims.
(c)	Severance expenses incurred in the period related to the termination of studio and non-studio employees.
(d)	Executive recruiting expenses incurred in connection with the recruitment and hiring of members of our executive management team.
(e)	Professional fees related to certain accounting, tax and consulting services that were expensed in connection with our acquisitions.
(f)	Represents expense reimbursement fees incurred in connection with our Expense Reimbursement Agreement with Great Hill Partners, which was terminated upon completion of our IPO.
(g)	Represents closure expenses of one Boston area studio that closed in the third quarter of 2018.

Liquidity and Capital Resources

We have a history of operating losses and an accumulated deficit of $81.6 million as of September 30, 2018. In addition, we had working capital of $4.5 and $11.4 million at September 30, 2018 and December 31, 2017, respectively. Historically, we have satisfied our liquidity needs primarily through cash generated from financing activities, including cash generated from Deerpath Funding, LP, or our Loan Agreement and convertible notes issued from time to time to Great Hill Partners. Our principal liquidity needs include cash used for operations (such as rent and labor costs), acquisitions, capital expenditures for the development of new studios and other capital expenditures necessary to improve existing studios, primarily leasehold improvements and additional furniture and fixtures.

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

	Nine Months Ended September 30,
	2018	2017
(in thousands)	(Unaudited)
(Used in) provided by operating activities	$(6,374)	$1,656
Used in investing activities	(2,445)	(1,404)
(Used in) provided by financing activities	(97)	27,827
(Decrease) increase in cash and cash equivalents	(8,916)	28,079
Cash and cash equivalents, beginning of period	22,095	1,912
Cash and cash equivalents, end of period	13,179	29,991

Net cash (used in) provided by operating activities

Net cash used in operating activities has been driven by marketing initiatives and the enhancement of classes and events we provide to our students as well as the impact of general and administrative expenses related to the infrastructure we added in 2017 to support our expected growth.

For the nine months ended September 30, 2018, $19.9 million or 81% of our net loss of $24.5 million consisted of non-cash items, including goodwill impairment of $8.0 million, depreciation and amortization expense of $6.5 million, asset impairment of $4.1 million and stock-based compensation expense of $1.3 million. Net cash used in operating activities in the nine months ended September 30, 2018 also included a $1.2 million decrease in deferred revenue due to a shift in sales towards memberships from class packages, a $0.7 million decrease in accrued compensation, a $0.2 million decrease in accounts payable and accrued expenses due to the timing of payments and a $0.2 million decrease in prepaid expenses and other current assets primarily due to the timing of rent payments.

For the nine months ended September 30, 2017, $9.8 million or 84% of our net loss of $11.7 million consisted of non-cash items, including depreciation and amortization expense of $6.5 million, stock-based compensation expense of $2.1 million, change in deferred revenue of $0.4 million, $0.3 million in paid-in-kind interest, $0.4 million in amortization and write-off of the unamortized portion of the debt issuance costs, and change in value of the beneficial conversion feature of $0.1 million.

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

Net cash used in investing activities

For the nine months ended September 30, 2018, our net cash used in investing activities was primarily due to the purchases of property and equipment for $1.1 million, acquisition of five studios amounting to $0.7 million and subsequent acquisition-related payments of $0.6 million.

For the nine months ended September 30, 2017, our net cash used in investing activities was primarily due to the purchases of property and equipment for $1.0 million and acquisition of three studios amounting to $0.4 million.

Net cash (used in) provided by financing activities

For the nine months ended September 30, 2018, our net cash used in financing activities resulted from $0.1 million for repurchase of shares to satisfy tax withholding on vested RSU.

For the nine months ended September 30, 2017, our net cash provided by financing activities resulted from our IPO proceeds of $35.1 million and issuance of the New Convertible Notes of $3.2 million, offset by loan payments made on the Deerpath Facility of $7.0 million, New Convertible Notes of $3.3 million and subordinated notes of $0.2 million.

Off-Balance Sheet Arrangements

As of September 30, 2018, our Company did not have any off-balance sheet arrangements.

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

As reported in our 10-K, our disclosure controls and procedures for the year ended December 31, 2017 were not effective, due to a material weakness in internal controls over management review and financial reporting related to year end process level controls over certain reconciliations and effective review. As a result of the material weakness, management concluded that, at September 30, 2018, our internal control over financial reporting was also ineffective, as the remediation was in process. Management initiated additional procedures during the quarter ended September 30, 2018 to address the material weakness. We continue to review and develop additional controls and procedures to improve our control environment, including implementing procedures and enhancing controls to assure that management reviews are documented and performed timely and accurately. We believe that the foregoing steps have improved our controls and we are working to remediate the material weakness identified above. We will be assessing the effectiveness of the changes made and make additional modifications as required during the remainder of 2018.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

On June 5, 2017, a letter was sent to the California Labor & Workforce Development Agency alleging our itemized wage statements did not comply with the California Labor Code, which we refer to herein as the Wage Statement Claim. On August 7, 2017, we agreed to a class wide settlement for a maximum amount of $865,000 with respect to the Wage Statement Claim, which would include settlement of all penalties under the Private Attorneys General Act of 2004 and California Labor Code section 226, attorneys’ fees and costs, class representative enhancements and claims administration fees. The class wide settlement, including the maximum settlement amount of $865,000, has been approved by the court. As of September 30, 2018, we have reserved for the entire amount under accrued expenses.

On July 2, 2018, a former California employee (“Plaintiff”) filed a complaint against us in the Superior Court of the State of California for the County of Los Angeles (the “Complaint”). Plaintiff’s Complaint is filed pursuant to the California Labor Code purportedly on behalf of all Pilates instructors, yoga instructors and other employees who worked for us in California on a piece-rate basis within the four years preceding the date of the Complaint. The Complaint alleges that certain of our payroll-related practices with respect to California-based employees paid on a piece-rate did not comply with the California Labor Code. The Complaint seeks penalties under the Private Attorneys General Act of 2004 and relevant sections of the California Labor Code on behalf of the State of California and allegedly aggrieved employees. Mediation is being scheduled in this matter for early 2019. Neither the outcome of the alleged claims, nor the amount and range of potential damages or exposure associated with the allegations can be assessed with certainty, and any damage award could be substantial.

In addition to the aforementioned legal matters, from time to time, we may become involved in legal proceedings arising in the ordinary course of business. There can be no assurance with respect to the outcome of any legal proceeding, and we could suffer monetary liability from the outcome of the legal matters described above or other claims that may be made in the future that could be material to our results of operations.

Other than the aforementioned legal matters, we believe there are no pending lawsuits or claims that may have a material adverse effect on our business, capital resources or results of operations.

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

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

None.

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

YogaWorks, Inc.

Date: November 14, 2018	By:	/s/ Rosanna McCollough
Rosanna McCollough
President and Chief Executive Officer

Date: November 14, 2018	By:	/s/ Vance Chang
Vance Chang
Chief Financial Officer