Form 10-K
period 2018-12-31
YogaWorks, Inc.
filed 2019-03-27
CIK 1703497

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

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

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☑ NO ☐

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files). YES ☑ NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☑	Smaller reporting company	☑
Emerging growth company	☑

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☑

The aggregate market value of common stock held by non-affiliates of the registrant as of June 30, 2018 was $8 million.

The number of shares of Registrant’s Common Stock outstanding as of March 25, 2019 was 16,710,701.

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

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements within the meaning of the federal securities laws, which statements involve substantial risks and uncertainties. Forward-looking statements generally relate to future events or our future financial or operating performance. In some cases, you can identify forward-looking statements because they contain words such as “may”, “will”, “should”, “expects”, “plans”, “anticipates”, “could”, “intends”, “target”, “projects”, “contemplates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these words or other similar terms or expressions that concern our expectations, strategy, plans or intentions. Forward-looking statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. We believe that these factors include, but are not limited to, the following:

•	our ability to achieve or maintain profitability;
•	our ability to maintain the value and reputation of our brand;
•	our ability to successfully execute our growth and acquisition strategy;
•	our ability to effectively integrate acquired studios;
•	our financial outlook and financial performance;
•	changes in the sales mix between paid-in-full memberships, monthly memberships and class packages in a given period;
•	capital expenditures needed to pursue our growth strategy;
•	our ability to identify and respond to new and changing trends, customer preferences and other related factors;
•	our ability to execute successfully our growth strategy and to manage effectively our growth;
•	our ability to remain listed on the Nasdaq Global Market;
•	our ability to continue as a going concern;
•	changes in the economy, consumer spending, the financial markets and the industries in which we operate;
•	changes in the competitive environment in our industry and the markets we serve;
•	increases in labor costs;
•	our ability to attract and retain students and to attract, retain and train qualified teachers;
•	our cash needs and the adequacy of our cash flows and earnings;
•	the availability and cost of additional indebtedness;
•	our dependence upon key executive management and our ability to integrate new executives;
•	our reliance on third parties to provide key services;
•	our indebtedness and lease obligations;
•	the impact of governmental laws and regulations and the outcomes of legal proceedings and impact of legal compliance;
•	the effects of restrictions imposed by our indebtedness on our current and future operations;
•	the impact of adverse legal claims and proceedings;
•	our inability to protect our trademarks or other intellectual property rights; and
•	increased costs as a result of being a public company.

We have based the forward-looking statements contained in this report primarily on our current expectations and projections about future events and trends that we believe may affect our business, financial condition, results of operations, prospects, business strategy and financial needs. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties, assumptions and other factors. These risks are not exhaustive. Furthermore, new risks and uncertainties emerge from time to time and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this report. We cannot assure you that the results, events and circumstances reflected in the forward-looking statements will be achieved or occur, and actual results, events or circumstances could differ materially from those described in the forward-looking statements.

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

Historical Background

Our operating subsidiary, Yoga Works, Inc., was formed as a California corporation in 1987. Since its formation, we have grown from a single studio in Santa Monica, California to 69 studios in nine markets, primarily through acquisitions and, to a lesser extent, through new studio openings.

On April 10, 2017, we changed our name from YWX Holdings, Inc. to YogaWorks, Inc. On August 16, 2017, we completed our initial public offering (“IPO”) whereby we sold 7,300,000 shares of our common stock registered at a price of $5.50 per share. We received proceeds from our IPO of $37.6 million after deducting underwriters' discounts and commissions of $2.5 million, but before deducting offering costs of $2.6 million. Following our IPO, our shares of common stock have traded on the Nasdaq Global Market under the symbol “YOGA”.

We are one of the largest providers of high-quality yoga instruction in the U.S., with almost 3.4 million student visits in 2018 and 69 company-owned studios, as well as our Internet-based digital media service, MyYogaWorks.com.

YogaWorks is the only national, multi-discipline yoga instruction company, and our highly recognizable brand is present in nine geographically dispersed U.S. markets—Los Angeles, Orange County (California), Northern California, Houston, Atlanta, Washington, D.C., Baltimore, New York City, and Boston. Our teachers taught over 237,000 classes in our studios and attracted more than 281,000 students in 2018. Since 1990, we have offered the YogaWorks teacher training program, which we believe is the gold standard within the yoga community and respected across the globe for instructing teachers on how to teach yoga to a broad population of students. We believe our YogaWorks teacher training program extends our brand beyond our current nine markets and that many of our 13,000 graduates serve as ambassadors of the YogaWorks brand and help us identify new markets.

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

We believe our teacher training offerings enhance our brand, provide us with a steady stream of well-trained, talented teachers, and help us maintain a leadership position in the industry. Our training program is also an effective outreach tool, as our graduates often become ardent champions of our brand and programming. Additionally, by offering teacher training classes in geographies where we do not operate a studio, we are able to extend our brand to new U.S. regions.

To make yoga accessible, we offer flexible pricing options that provide greater value with increased class usage. Students can choose from membership programs (monthly, six months or annual), packages of classes or single drop-in classes. Whether students seek a long-term commitment or single session, they can find a studio and class that works for them.

In addition to our in-studio instruction and teacher training programs, YogaWorks has developed, and markets and sells online subscriptions to MyYogaWorks.com, an on-demand video library of over 1,200 proprietary instructional classes that allows students to practice yoga anytime, anywhere. We believe our MyYogaWorks.com classes are complementary to our in-studio classes as students can focus on a particular pose, hone a skill or continue their practice between visits. Our video classes are expertly taught by YogaWorks-trained teachers. While there is no hands-on instruction or community participation, MyYogaWorks.com offers students another way to connect with us and to access yoga in a convenient manner to further their healthy lifestyle. MyYogaWorks.com streamed over 660,000 classes to about 20,000 users in more than 194 countries in 2018. Through MyYogaWorks.com, we are also able to extend our brand presence beyond our physical studio footprint and allow our teachers to reach students beyond the classroom.

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

Our significant growth is reflected in:

•

69 studios at December 31, 2018 reflecting a compound annual growth rate (“CAGR”) of 19.2%, from 24 studios at December 31, 2012 (primarily related to our acquisition of 17 studios, 16 studios and 5 studios, in 2015, 2017 and 2018, respectively);

•	3.4 million visits in 2018, reflecting a CAGR of 11.2%, from 1.8 million visits in 2012; and
•	Net revenues of $59.6 million in 2018, reflecting a CAGR of 8.6%, from $36.4 million in 2012.

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

Appeal to Broad Demographic

We offer a high-quality fitness experience throughout our entire yoga studio network that appeals to a broad student demographic at attractive price points. The variety of classes and styles we teach distinguishes us from our competition and allows us to accommodate students from a wide range of backgrounds. We make yoga accessible to a diverse population ranging from beginners and practitioners with physical limitations and limited mobility, to advanced yogis and super fit athletes. We strive to create a welcoming and non-judgmental environment, where we are able to attract a broad demographic based on age, household income, gender and ethnicity. Our student base is approximately 80% female and 20% male with over 60% of the students earning over $75,000. In addition, our student base is widely distributed in age ranging from 25 to 64 years old with the majority of our students having attended or graduated college. We believe our broad appeal, our pricing strategy and our ability to attract occasional and first-time yoga users as well as advanced practitioners position us to continue to reach large segments of the population in a variety of markets and geographies across the U.S.

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

Over the past 16 years, we have successfully integrated numerous acquisitions. In 2003, we acquired 3 studios located in Orange County, California. In 2004, we acquired 2 studios in the Los Angeles area and 4 studios in the New York City area (6 studios total). In 2007, we acquired one studio in the Los Angeles area. In 2008, we acquired 3 studios in the Northern California area. In 2013, we acquired 2 more studios in the Los Angeles area. In 2015, we acquired 17 studios through four acquisitions (Be Yoga, Yoga Tree, Back Bay Yoga Studio and Charm City Yoga). In 2017, we acquired 16 studios through five acquisitions (Tranquil Space, Pure Prana, Pure Om, YogaOne and Infinity Yoga). In 2018, we acquired 5 studios through two acquisitions (Prana Power Yoga and Inner Strength Yoga).

We believe our significant experience in identifying attractive acquisition targets, our industry reputation, our proven integration process and solid operational infrastructure create a compelling platform for growth via acquisitions. Through future acquisitions, we can leverage our corporate infrastructure to grow our brand in both new and existing markets by quickly tapping into the existing yoga communities that already exists in nearly every city in the U.S. For the yoga student, this expansion plan offers greater choices for quality yoga and the ability to practice at a greater number of locations across the U.S. Finally, for the yoga teacher, our expansion provides the opportunity to teach more classes for a single employer with the ability to qualify for insurance and other employee benefits that are often not available when teaching for independent studios.

Drive Increased Visits, Net Revenues and Regional Market Share

We remain focused on developing and offering high-quality yoga programming supported by our industry-leading teacher training to drive increased visits, net revenues and regional market share.

Specifically, we intend to generate growth in visits, net revenues and market share by executing on the following strategies:

•

Increase our Brand Awareness. We will continue to increase YogaWorks’ brand awareness and consumer loyalty through new and innovative marketing outreach, studio acquisitions, new studio openings and expansion of our digital presence. Our marketing efforts reflect our authentic and localized brand characteristics, and are comprised of grassroots and word-of-mouth marketing that include local events to enhance our unique profile in the communities where we operate. Our ability to engage with consumers across nine regional markets demonstrates the effectiveness of our nationally-managed, but locally-focused marketing spend. In addition to our programming, we also engage with students through our mobile application that allows them to plan and reserve classes and to learn more about their teachers. Additionally, we are launching new initiatives through technology investments to better communicate digitally with our consumer base. We believe that increased brand awareness for YogaWorks will result in increased studio visits and net revenues and ultimately enhance profitability.

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

•

Grow MyYogaWorks.com. We plan to continue to add quality content for MyYogaWorks.com, improving the user experience and increasing the site’s functionality, including potentially adding live streaming. We are launching several initiatives to cross-promote consumers who use MyYogaWorks.com to join us in our studios for live instruction and hands-on one-on-one attention from our teachers. We are also exploring relationships with companies and complementary brands to drive growth and increase awareness of the MyYogaWorks.com platform.

Leverage our Infrastructure

In preparation for our continued growth, we have built out our corporate infrastructure over the past several years. We now have the corporate, regional and studio-level management personnel in place, as well as the information technology platform, to support our future growth and acquisition strategy, without significant new investments in corporate infrastructure. Our existing infrastructure in administration, accounting, information technology, our new website, human resources, training, marketing and operating systems and processes can be leveraged across all additional studios to eliminate duplicative costs in acquired studios and realize synergies. With a larger number of studios, we believe we will be able to negotiate and secure more favorable rates for insurance, bank fees, merchandise and/or certain capital expenditures. As our studio base grows, expenses for our corporate and regional overhead should become a smaller percentage of our net revenues. We will also continue to benefit from our strategy of “clustering” studios in distinct geographic regions. By building scale in existing markets, we will increase our local brand awareness and consumer engagement without spending incrementally more on marketing costs as a percentage of net revenues.

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

We have created a variety of classes for each skill level, which allows us to offer our students multiple paths on their journey from beginner to experienced yogi. Class types include fast-paced flow classes (such as Vinyasa flow, some set to music), slower and more stretch oriented sessions (such as our signature YogaWorks, Hatha or Yin classes), relaxing restorative classes (to soothe and calm the body and mind), beginners and gentle offerings (that move slowly and focus on basics), and even integrated fitness options (such as SculptWorks and BarWorks). As we strive to be inclusive and flexible with our offerings, classes are determined and scheduled based on consumer acceptance and attendance. Furthermore, we carefully review classes and teachers monthly, making adjustments as appropriate, to optimize the style, duration, teacher and time of day for every class.

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

MyYogaWorks.com Programming

MyYogaWorks.com is an online, on-demand video library of over 1,200 instructional classes that allows students to personalize their yoga practice anytime, anywhere. Through MyYogaWorks.com, we are able to extend our brand presence beyond our physical studio footprint. In 2018, MyYogaWorks.com streamed over 660,000 classes to about 20,000 users in more than 194 countries. We produce our own professional-quality content in-house and own the content for multiple distribution opportunities. We feel it is important to update our video library and film new videos each month to rotate our featured classes and provide more teachers, styles and options to our growing customer base.

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

Teacher Training

With over 2,000 teachers employed in our studios, the consistent quality of our instructors is critical to our success. Innovative and comprehensive teacher training has been a core philosophical business practice since our Teacher Training program was founded over 25 years ago. In order to grow our business, we need exceptional teachers, and our teacher training program has been critical to maintaining and increasing the depth of our teacher roster. Since its inception, 13,000 teachers have graduated from our teacher training program across more than 25 countries. Our program is now considered the gold standard across the industry, with a 4.75-star (out of 5) rating from Yoga Alliance. We offer both a 200-hour and 300-hour program to prospective teachers and students. Becoming a teacher is not the only motivation for taking a 200-hour teacher training. Many students take the training simply to deepen one’s practice or have a transformational experience. We strive to continually enhance our teacher training programs with new techniques, teaching strategies and updated yoga education principles.

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

We have more than 85 YogaWorks teacher trainers employed worldwide who have become experts in both yoga and the art of teaching. These trainers teach classes in our studios in addition to leading our teacher training programs. In 2018, we held approximately 100 teacher training programs in 14 countries. We offer teacher training programs that are taught in our YogaWorks studios as well as in non-YogaWorks studios.

Pricing

Classes

Our studios have membership and class package options that are diverse, transparent and flexible, just like our classes. Our pricing plans are designed to provide our students with flexibility and compelling value at higher commitment. Whether they seek a long-term commitment or a single drop-in session, our students can find a studio and pricing option that works for them. We believe our class packages and unlimited membership programs are priced at or below the industry average while at the same time providing our students with a higher quality yoga experience.

Pricing for our classes varies by region. As of December 31, 2018, on average, our students paid approximately $90-135 per month for a membership which includes unlimited yoga and fitness classes at our studios, with different pricing options depending on the number of studios the student wishes to access. We also offer six-month and annual prepaid memberships. For students who prefer to visit a single studio, we typically provide a variety of options from unlimited memberships to class packages in increments of 10 or 20 classes. YogaWorks unlimited memberships provide access to the following benefits: unlimited yoga and fitness classes, 1 guest pass per month, discount on monthly subscription rate for MyYogaWorks.com, rewards for referring new members, 5% discount on retail merchandise, 15% off of the student’s first private yoga packages and 15% off of the student’s first package of Pilates reformer classes (available in select studios). We also offer private classes for those who wish to receive one-on-one instruction. Our pricing strategy is simple: the more our students treat themselves to our classes, the more value and benefit they receive in return. Plus, the more a student comes to class, the more likely they are to reach his/her goals and develop a consistent practice.

Strategy

We offer products that provide flexibility to students. We offer our students memberships, including annual memberships, and class package options that can be purchased at all of our studios or online. We believe our product offerings that provide more flexibility will draw a broader student base over time. Our intent is to focus the students’ attention on content and product, instead of price, and thereby extend our long-term brand equity as a result.

Teacher Training

We offer both 200-hour and 300-hour programs to prospective teachers in our teacher training program.

•

Our YogaWorks 200-hour program is the most popular because it appeals not just to students who want to become teachers but also to those simply looking to deepen their practice. Many yoga studios will employ teachers with just 200 hours of training so this program also meets a demonstrated market need. The tuition for our 200-hour program retail for approximately $3,500.

•

Our YogaWorks 300-hour program is designed for graduates of our 200-hour program who want to continue their studies, become better teachers or pursue teaching a YogaWorks signature class. This program includes a mentorship with a master teacher to personally hone technique with hands-on instruction in actual classes with live students. The tuition for our 300-hour program is approximately $4,200.

MyYogaWorks.com

MyYogaWorks.com offers unlimited access to over 1,200 online yoga classes through a monthly subscription model, offering options based on monthly price and the length of the subscription. Our most popular plan is $15 per month, with no long-term commitment. We also offer a discounted subscription rate for students that have a YogaWorks studio membership.

Acquisition Integration Strategy

Studio acquisitions have been and are a significant part of our history and continued growth strategy as we have acquired 71% of our 69 studios. We target yoga businesses we believe we can effectively integrate with our YogaWorks brand.

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

We attempt to hire and retain owners as teachers after they have sold their studios to YogaWorks. Specifically, the owners from Tranquil Space, Pure Om, YogaOne, Infinity Yoga, Prana Power and Inner Strength remained with us after the closing of the applicable acquisition. In other cases, selling owners have chosen to do something different with their career following the closing of the acquisition, but have remained advocates of the YogaWorks brand, helping us continue to grow the communities they had built.

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

Programming and Branding

One of the most delicate areas of the integration is the programming. Our first goal is to take an even deeper dive into understanding the teachers, the mix of classes and class attendance statistics to ensure we fully understand the nuances that make programming successful at each studio. In doing so, we learn more about what appeals to the existing students and to the broader community before applying any changes. We make small programming changes at first, including monitoring attendance; however, we need to train local staff with our best practices so that each business can scale. We integrate our class formats, our branding and marketing to leverage the YogaWorks brand name and operational efficiencies. We change the brand to YogaWorks, but this change may take several months as we gain necessary permits for signage changes from landlords and/or city. This approach has earned us the reputation of being respectful to the owners and community and showing we genuinely care about our mission.

Marketing

We primarily use a combination of digital and local marketing activities in each of our studio markets to build brand awareness and increase studio attendance with existing and new students. We believe our students and teachers are the most impactful and efficient marketing tools we have. Our reputation as the premier yoga studio operator drives our viral marketing, which inspires new students to try our yoga classes. Information about our studios, schedules and numerous offerings are easily accessed via our consumer-friendly website and mobile application. We have a growing social media presence with a total following as of December 31, 2018 of over 325,000 touchpoints, including approximately 92,000 Facebook fans, 83,000 Instagram followers and 150,000 Twitter followers.

Our marketing programs target a broad range of students, including the smaller but faster growing populations in yoga like over 65-year olds, under 18-year olds and pregnant women, for whom we believe yoga and meditation is appealing given these population groups’ lifestyles, consumer preferences and stress levels.

Currently, we offer various introductory promotions, such as first class free or first week free, to new students. We believe that our introductory specials are an effective way for people to try YogaWorks, as it typically takes a few classes to develop a new behavior and begin the relationship building process with our studios. Once students sample our classes, our staff personally follow up to see how they enjoyed the class and offer to assist finding additional classes to try. We also send personalized direct marketing to communicate news and encourage more visits. Attracting new students is an important part of our marketing strategy as we always want to introduce new students to yoga and YogaWorks. Word-of-mouth is the strongest driver of new accounts and we also offer a student referral program to thank our loyal students for their testimonials that attract new students

In 2018, we strengthened our marketing department with new leadership, bringing proven experience in acquiring new students. In addition, we intend to dedicate increased resources to advertising and marketing in the future. Our national marketing efforts will be complemented by our important grassroots marketing efforts led by the local teachers and studio staff. From cross-promotions with other businesses to donation classes or community events, we will continue to spread the word about YogaWorks through local efforts.

Studios

Our bright, clean and inspiring studios typically have two yoga rooms, space dedicated and designed for our retail offerings, lockers and restrooms. We target a size between 3,500 and 5,000 square feet, but may have larger or smaller studios depending on the market and sales and visit volume of a given studio. Many of our higher volume locations have two or three yoga rooms. Each yoga room is equipped with props for our students, including mats, blankets, blocks and straps. While the instructor leads the class at the front of the room, he or she also walks around during the class giving hands-on, one-on-one attention to individualize each student’s experience and instruct on proper technique. Our studios all have, or soon after acquisition will have, visual elements that are distinctive to the YogaWorks brand, including signage. Most importantly, we strive to provide students with a warm and appealing ambiance and customer experience from the moment they walk into our studios. Students are welcomed by our greeters who are trained to make our students feel welcome and informed about the YogaWorks experience.

Real Estate

We opened our first studio in 1987 in Santa Monica and opened a second studio in the same area several years later. Since then, we have expanded through acquisitions and new studio openings in the greater Los Angeles area as well as in five new markets: Northern California, New York City, Boston, Baltimore/Washington, D.C. and Orange County (California). Between 1996 and July 2014, we grew from 2 studios to 27, and since our acquisition by Great Hill Partners in July 2014, we have added 47 studios and relocated or closed 5 studios. In 2017, we opened a new YogaWorks studio in the Chestnut Hill neighborhood of Boston and acquired 16 studios in the Washington, D.C. area, Houston and Atlanta. In 2017, we divided the Baltimore/Washington, D.C. region into two separate regions and now have 9 regions in the U.S. In 2018, we acquired 5 studios in the Boston area.

As of December 31, 2018, we operated 69 studios in nine markets in the U.S. We lease all of our studio locations and our corporate headquarters, which is located in Culver City, California. The following list shows the number of studios we operate in each major market.

Regional Market	Number of Studios
Los Angeles	17
Orange County (California)	4
Northern California	13
Houston	7
Atlanta	4
Washington, D.C.	6
Baltimore	7
New York	4
Boston	7
Total studios	69

We are flexible in the type of real estate venues we will pursue, making our studio model extremely portable. We focus on securing convenient locations that include easy customer access and parking. We do not believe we need to be in malls or expensive ground floor retail locations with high foot traffic in order to drive visits to our studios. Many of our studios are located in less expensive second floor locations. Given that we are often a destination location, we do not always need to rely on foot traffic in front of our studios to the same extent as many retail stores.

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

To a great extent, we compete with other industry participants, including:

•	individual, single-unit independent operators and small, multi-unit operators, with limited regional brands;
•	other branded operators in the yoga industry, like CorePower Yoga;
•	subscription based digital fitness programs and offerings, such as YogaGlo, and other mobile applications and websites that provide free instructional yoga videos, including YouTube;
•	health clubs and fitness centers, some of which offer or may want to offer yoga, such as Equinox, Life Time Fitness, LA Fitness, 24 Hour Fitness, Planet Fitness and Town Sports International;
•	private studios and other boutique fitness offerings (such as those offering barre, Pilates, bootcamps and spinning);
•	recreational facilities established by non-profit organizations and by businesses for their employees;
•	racquet, tennis and other athletic clubs;
•	amenity and condominium/apartment clubs;

•	country clubs;
•	community centers/parks;
•	other retail locations such as Lululemon;
•	online/offline personal training and fitness coaching; and
•	businesses offering similar services.

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

Intellectual Property

We own a number of registered trademarks and service marks in the U.S. and in other countries. We also own several teacher training manuals and curriculum that we use in our teacher training. In addition, we own domain names, including YogaWorks.com and MyYogaWorks.com. We believe the YogaWorks name and logo and the many distinctive marks associated with it are of significant value and are very important to our business. Accordingly, as a general policy, we pursue registration of our marks in the U.S. and in select international jurisdictions, monitor the use of our marks and oppose unauthorized use of the marks.

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

Employees

As of December 31, 2018, we had over 3,000 employees including nearly 2,900 part-time employees at our studios and approximately 60 employees at our corporate headquarters, currently located in Culver City, California. None of our employees are represented by labor unions, and we believe we have an excellent relationship with our employees.

Available information

Our website address is https://www.yogaworks.com/, and our investor relations website is located at https://ir.yogaworks.com/. Information on our website is not incorporated by reference herein. Copies of our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and our Proxy Statements for our annual meetings of shareholders, and any amendments to those reports, as well as Section 16 reports filed by our insiders, are available free of charge on our website as soon as reasonably practicable after we file the reports with, or furnish the reports to, the Securities and Exchange Commission (the “SEC”).The SEC maintains an Internet site (http://www.sec.gov) containing reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.

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

We incurred a net loss of $35.2 million and $23.4 million for the years ended December 31, 2018 and 2017, respectively. We had accumulated deficit of $92.3 million and $57.1 million as of December 31, 2018 and 2017, respectively and had negative working capital of $0.6 million and $11.4 million at December 31, 2018 and 2017, respectively. We expect our operating expenses to increase in the future as we expand our operations. As a public company, we incur additional legal, accounting, insurance and other expenses that we did not incur as a private company. If our net revenues do not grow at a greater rate than our expenses, we will not be able to achieve and maintain profitability. We may incur significant losses in the future for many reasons, including the other risks and uncertainties described in this document. We may also encounter unforeseen expenses, operating delays or other unknown factors that may result in losses in future periods.

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

Our history of continued losses has raised substantial doubt regarding our ability to continue as a going concern. If we do not continue as a going concern, investors could lose their entire investment.

Our history of continued losses has raised substantial doubt about our ability to continue as a going concern, and as a result, our independent registered public accounting firm included an explanatory paragraph in its report on our financial statements as of and for the year ended December 31, 2018 with respect to this uncertainty. Accordingly, our ability to continue as a going concern will require us to seek alternative financing to fund our operations. This going concern opinion could materially limit our ability to raise additional funds through the issuance of new debt or equity securities or otherwise. Future reports on our financial statements may include an explanatory paragraph with respect to our ability to continue as a going concern.

We expect to make capital expenditures to pursue our growth strategy, which may be significant and will adversely impact our cash flow and liquidity.

Our growth strategy will require capital expenditures to acquire additional studios and open new studios. These expenditures may at times be significant and may adversely impact cash flows and decrease our cash balance during the periods when incurred. As we increase our number of studios, we may also open studios in higher-cost geographies, which could entail greater lease payments and construction costs, among other things. We may also need to incur significant expenditures to remodel existing or acquired studios and replace equipment, furniture or fixtures. Our cash flows used in investing activities totaled $3.4 million in 2018 and $7.8 million in 2017 and are expected to increase as we pursue our acquisition and growth strategy. In particular, as we acquire and open additional studios, we intend to use net proceeds from our IPO to fund those acquisitions and studio openings.

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

If we are unable to secure additional financing in the near term, we may be forced to:

•	Curtail or abandon our existing business plans;
•	Reduce our headcount;
•	File for bankruptcy;
•	Seek to sell some or all of our assets; and/or
•	Cease our operations.

If we are forced to take any of these steps, any investment in our common stock may be worthless.

We have grown rapidly in recent years and have limited operating experience at our current scale of operations. Our growth could place strains on our management, employees, information systems and internal controls, which may adversely impact our business.

We have expanded our operations rapidly and have limited operating experience at our current size. If our operations continue to grow, we will be required to continue to expand our sales and marketing team, to upgrade our management information systems and other processes and to obtain more space for our expanding administrative support and other headquarters personnel. Our expansion will also place significant demands on our management resources. We will be required to identify attractive studio locations and acquisition targets, negotiate favorable acquisition terms and construct or convert new studios on a timely and cost-effective basis while maintaining a high level of quality, efficiency and performance at both existing and newly opened or converted studios. We may expand into markets where we have little or no direct prior experience, and we could encounter unanticipated problems, cost overruns or delays in opening studios in new markets or in the market acceptance of our studios. We will need to continue to improve our operating, administrative, financial and accounting systems and controls. We will also need to recruit, train and retain new yoga instructors, teacher trainers, studio and regional managers and other team members and maintain close coordination among our executive, accounting, finance, human resources, legal, marketing, sales and operations functions. These processes are time-consuming and expensive and may divert management’s attention. We may not be able to effectively manage this expansion, and any failure to do so could have a material adverse effect on our rate of growth, business, financial condition and results of operations. As disclosed under “Item 9A. Controls and Procedures” of this report, our management has identified no material weaknesses in our internal control over financial reporting at December 31, 2018.

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

We lease all of our studio locations pursuant to long-term non-cancelable leases. We have 19 leases that are due to expire between the years 2019 and 2020. Our ability to negotiate favorable terms on an expiring lease or to negotiate favorable terms on leases with renewal options, or conversely for a suitable alternate location, could depend on conditions in the real estate market, competition for desirable properties and our relationships with current and prospective landlords or may depend on other factors that are not within our control. Any or all of these factors and conditions could negatively impact our business, financial condition and results of operations.

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

In addition, we must acquire new students in a cost-effective manner. In order to expand our active student base, we must appeal to and acquire students who identify with our brand. Our paid marketing derives a significant amount of traffic via websites such as Google, Yelp, Instagram and Facebook. Search engines frequently update and change the logic that determines the placement and display of results of a user’s search, such that the purchased or algorithmic placement of links to our site can be negatively affected. Additionally, digital advertising costs may continue to rise. As our usage of e-commerce and social media channels expands, such costs may impact our ability to acquire new students in a cost-effective manner. If the level of usage of these channels by our active student base does not grow as expected, we may suffer a decline in student growth or net revenues or we may need to increase our marketing costs more than expected.

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

We may be adversely affected by any negative publicity, regardless of its accuracy, that could harm our business.

Publicity about our business can harm our operations. This publicity could be related to a wide variety of matters, including:

•	student injuries;
•	claims of teacher or employee impropriety, including inappropriate physical contact with students;
•	security breaches of confidential student or employee information;
•	employment-related claims relating to alleged employment discrimination, wage and hour violations;
•	labor standards or healthcare and benefit issues;
•	class action lawsuits or other ongoing legal proceedings; or
•	government or industry findings concerning our studios or others across the yoga or fitness industry.

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

As of December 31, 2018, we operate 69 studios in nine markets consisting of Los Angeles, Orange County (California), Northern California, Houston, Atlanta, Washington, D.C., Baltimore, New York City and Boston. We may not find as much demand in other markets and our brand may not gain the same acceptance. The benefits of our brand may also be diluted by the presence of multiple locations in the same market. A failure to gain acceptance in new markets may have a material adverse effect on our business, financial condition, results of operations or growth rate.

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

Furthermore, our headquarters and a significant number of our studios are located in California, an area susceptible to earthquakes and fires. A major earthquake or other natural disaster, fire, act of terrorism or other catastrophic event in California or elsewhere that results in the destruction or disruption of our headquarters or studios could severely affect our ability to conduct normal business operations and our operating results could be harmed.

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

In the past few years, we have experienced significant turnover in our senior management ranks, including turnover in the individuals who previously served as our Chief Executive Officer, Chief Financial Officer, and General Counsel. Our current Chief Executive Officer assumed her role in June 2016, our current Chief Financial Officer assumed his role in April 2016, and we currently do not have a General Counsel. This lack of management continuity could adversely affect our ability to successfully execute our acquisition focused growth strategy, as well as result in operational and administrative inefficiencies and added costs, and may make recruiting for future management positions more difficult. In addition, we must successfully integrate any new management personnel into our organization in order to achieve our operating objectives, and changes in other key management positions may affect our financial performance and results of operations while new management becomes familiar with our business. Accordingly, our future financial performance will depend to a significant extent on our ability to motivate and retain key management personnel, particularly those with retail, direct consumer marketing, e-commerce, brand development, finance, human resources, legal, operations and information technology expertise.

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

•	State and local health regulations, zoning and use restrictions, parking regulations and building codes;
•	State wage and hour payment and reporting laws; or
•	State licensing requirements, including licensing requirements to conduct teacher training programs.

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

In 2018, we operated teacher training sessions in 15 countries outside of the U.S. In conducting teacher training sessions and workshops outside the country, we regularly work with local yoga studios or businesses to host the session or workshop and to coordinate any foreign legal requirements that may be required with respect to conducting such session or workshop. In the event our foreign partners fail to properly advise us on foreign legal requirements and customs that may apply, this could result in hindering our operations in the applicable foreign jurisdiction, result in negative publicity against us, or result in significant fees or fines for noncompliance, any of which could have a material adverse effect on our business.

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

We face continuing and growing security risks to our information base, including the information we maintain relating to our customers.

In the ordinary course of business, we rely on electronic communications and information systems to conduct our business and to store sensitive data, including financial information regarding customers. Our electronic communications and information systems infrastructure, as well as the systems infrastructures of the vendors we use to meet our data processing and communication needs, could be susceptible to cyber-attacks, such as denial of service attacks, hacking, terrorist activities or identity theft. Hacking and identity theft risks, in particular could cause serious reputational harm. Cyber threats are rapidly evolving and we may not be able to anticipate or prevent all such attacks. Although to date we have not experienced any material losses relating to cyber-attacks or other information security breaches, there can be no assurance that we will not suffer such losses in the future. No matter how well designed or implemented our controls are, we will not be able to anticipate all security breaches of these types, and we may not be able to implement effective preventive measures against such security breaches in a timely manner. A failure or circumvention of our security systems could have a material adverse effect on our business operations and financial condition.

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

We are involved, and may become involved in the future, in legal proceedings that, if adversely adjudicated or settled, could adversely affect our financial results.

We are, and may in the future become, party to litigation. While we intend to defend against this action vigorously, neither the outcome of the alleged claims, nor the amount and range of potential damages or exposure associated with the allegations can be assessed with certainty, and any damage award could be substantial. In general, litigation claims can be expensive and time consuming to bring or defend against, may result in the diversion of management attention and resources from our business and business goals and could result in settlements or damages that could significantly affect financial results and the conduct of our business. It is not possible to predict the final resolution of the litigation to which we currently are or may in the future become party, and the impact of certain of these matters on our business, prospects, financial condition, liquidity, results of operations and cash flows. See Note 16 to our consolidated financial statements contained herein for more details.

We could be subject to legal claims, including labor and employment related claims and personal injury claims or claims of teacher or employee impropriety related to the use of our studios.

Teachers or other staff could assert claims related to employment discrimination, wage and hour violations, labor standards or healthcare and benefit issues. Further students, as well as teachers, could assert claims related to personal injury or teacher or employee impropriety in connection with their use of our services and facilities. We believe that yoga-related injuries have increased in recent years due to an increased interest in yoga in the U.S. and as a result, more inexperienced practitioners doing yoga. We also believe this increase in injuries is due to the growing population of older yoga practitioners, who may have a higher likelihood of injury. In addition, in recent years, there have been accusations and reports of sexual impropriety involving persons in the yoga industry, including claims of inappropriate physical contact with students.

There can be no assurance with respect to the outcome of any legal proceeding. If we cannot successfully defend any large claim or maintain our general liability insurance on acceptable terms or maintain adequate coverage against potential claims, our financial results could be adversely affected. Depending upon the outcome, these matters may have a material effect on our financial position, results of operations and cash flows.

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

We recorded an impairment to goodwill of $12.7 million in 2018 and $7.5 million in 2017. As of December 31, 2018, our goodwill balance was $0.7 million after impairment. Accounting rules require the evaluation of our goodwill at least annually, or more frequently when events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. Such indicators are based on market conditions and the operational performance of our business. In testing goodwill for impairment, if the fair value of the reporting unit is less than the reporting unit’s carrying amount, then goodwill is considered impaired. In 2017, the Company early adopted Accounting Standards Update (“ASU”) 2017-04, Intangible-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment which simplifies the goodwill impairment measurement by calculating goodwill impairment as the difference between the reporting unit’s carrying amount and the reporting unit’s fair value. If a significant amount of our goodwill were deemed to be impaired, our business, financial condition and results of operations could be materially adversely affected.

We incurred a net loss of $35.2 million in 2018 and $23.4 million in 2017 and had net cash used in operating activities of $6.5 million in 2018 and net cash provided by operating activities of $0.6 million in 2017. The evaluation of goodwill requires judgment in estimating future cash flows, discount rates and other factors. In making these judgments, we evaluate the financial health of our business, including such factors as industry performance, and operating cash flows. Changes in our forecasts or decreases in the value of our common stock could cause book values of our reporting unit to exceed its fair value, which may result in goodwill impairment charges. The amount of any impairment could be significant and could have a material adverse effect on our reported financial results for the period in which the charge is taken.

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

We have remediated a material weakness in our internal control over financial reporting

As disclosed under “Item 9A. Controls and Procedures” of this report, our management had identified a material weakness in our internal control over financial reporting at December 31, 2017. Under standards established by the Public Company Accounting Oversight Board, a material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our financial statements will not be prevented or detected on a timely basis. Although no material misstatement of our historical financial statements was identified, the existence of this or one or more material weaknesses or significant deficiencies could result in material misstatements in our financial statements and we could be required to restate our financial statements. Further, significant costs and resources may be needed to remediate the identified material weakness or any other material weaknesses or internal control deficiencies. As of December 31, 2018, we have remediated the material weakness.

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

As of December 31, 2018, we had federal net operating loss, or NOL, carryforwards of approximately $29.5 million and state NOL carryforwards of approximately $32.4 million. In general, under Section 382 of the Internal Revenue Code of 1986, as amended, or the Code, a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its NOLs to offset future taxable income. Pursuant to Section 382 and 383, the use of our Company's net operating loss carryforwards may be limited if a cumulative change in ownership of more than 50% has occurred within a three-year period. We had an ownership change on July 11, 2014. Future changes in our stock ownership, some of which are outside of our control, could result in an ownership change under Section 382 of the Code. Furthermore, our ability to utilize NOLs of companies that we may acquire in the future may be subject to limitations. There is also a risk that due to regulatory changes, such as suspensions on the use of NOLs, or other unforeseen reasons, our existing NOLs could expire or otherwise be unavailable to offset future income tax liabilities. For these reasons, we may not be able to realize a tax benefit from the use of our NOLs, whether or not we attain profitability.

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

As a public company, we incur significant legal, accounting and other expenses that we did not incur as a private company. In addition, the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”), as well as rules subsequently implemented by the SEC, and have imposed various requirements on public companies, including requiring changes in corporate governance practices. Our management and other personnel need to devote a substantial amount of time to comply with these rules and regulations. Moreover, these rules and regulations relating to public companies will increase our legal and financial compliance costs and will make some activities more time-consuming and costly. For example, these new rules and regulations made it more difficult and more expensive for us to obtain and maintain director and officer liability insurance. These rules and regulations could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, our board committees or as executive officers.

In addition, the Sarbanes-Oxley Act requires, among other things, that we maintain and periodically evaluate our internal control over financial reporting and disclosure controls and procedures. In particular, we must perform system and process evaluation and testing of our internal control over financial reporting to allow management and, to the extent that we are no longer an “emerging growth company” as defined in the Jumpstart Our Business Startups Act (the “JOBS Act”), our independent registered public accounting firm to report on the effectiveness of our internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act. Our compliance with Section 404 will require that we incur substantial accounting expense and expend significant management efforts. We currently do not have an internal audit group. We will need to hire additional accounting and financial staff with appropriate public company experience and technical accounting knowledge to satisfy the ongoing requirements of Section 404 and provide internal audit services. If our finance and accounting organization is unable for any reason to respond adequately to the increased demands that will result from being a public company, the quality and timeliness of our financial reporting may suffer and we could experience internal control weaknesses. Any consequences resulting from inaccuracies or delays in our reported financial statements could have an adverse effect on the trading price of our common stock as well as an adverse effect on our business, operating results and financial condition.

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

If our stock price fluctuates, you could lose a significant part of your investment.

The market price of our stock may be influenced by many factors, some of which are beyond our control, including the following:

•	the opinions and estimates of any securities analysts who publish research about us after this offering;
•	announcements by us or our competitors of significant contracts, acquisitions or capital commitments;
•	variations in quarterly operating results;
•	changes in general economic or market conditions or trends in our industry or the economy as a whole;
•	future sales of our common stock; or
•	investor perception of us and the retail industry.

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

Our quarterly operating results are likely to fluctuate in the future as a publicly traded company. In addition, securities markets worldwide have experienced, and are likely to continue to experience, significant price and volume fluctuations. This market volatility, as well as general economic, market or political conditions, could subject the market price of our shares to wide price fluctuations regardless of our operating performance. Our operating results and the trading price of our shares may fluctuate in response to various factors, including:

•	market conditions in the broader stock market;
•	actual or anticipated fluctuations in our quarterly financial and operating results;
•	introduction of new products or services by us or our competitors;
•	changes in the sales mix between paid-in-full memberships, monthly memberships and class packages in a given period;
•	issuance of new or changed securities analysts’ reports or recommendations;
•	results of operations that vary from expectations of securities analysis and investors;
•	guidance, if any, that we provide to the public, any changes in this guidance or our failure to meet this guidance;
•	strategic actions by us or our competitors;
•	announcement by us, our competitors or our acquisition targets;
•	sales, or anticipated sales, of large blocks of our stock;
•	additions or departures of key personnel;
•	regulatory, legal or political developments;
•	public response to press releases or other public announcements by us or third parties, including our filings with the SEC;
•	litigation and governmental investigations;
•	changing economic conditions;
•	changes in accounting principles;
•	default under agreements governing our indebtedness;
•	exchange rate fluctuations; or
•	other events or factors, including those from natural disasters, war, actors of terrorism or responses to these events.

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

We have an aggregate of 50,000,000 shares of common stock authorized but 29,572,161 unissued and not reserved for issuance under our equity incentive plans, options granted to our directors, employees and consultants, or otherwise. We may issue all of these shares without any action or approval by our stockholders. The issuance of additional shares could be dilutive to existing holders.

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

Provisions of our fourth amended and restated certificate of incorporation and amended and restated bylaws could make it more difficult for a third party to acquire control of us even if such a change in control would increase the value of our common stock and prevent attempts by our stockholders to replace or remove our current board of directors or management.

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

Our fourth amended and restated certificate of incorporation provides that the Court of Chancery of the State of Delaware is the exclusive forum for substantially all disputes between us and our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers or employees.

Our fourth amended and restated certificate of incorporation provide that the Court of Chancery of the State of Delaware is the exclusive forum for the following civil actions:

•	any derivative action or proceeding brought on our behalf;
•	any action asserting a claim of breach of a fiduciary duty by any of our directors, officers, employees or agents or our stockholders;
•

any action asserting a claim arising pursuant to any provision of the DGCL or our fourth amended and restated certificate of incorporation or amended and restated bylaws or as to which the DGCL confers jurisdiction on the Court of Chancery of the State of Delaware; or

•	any action asserting a claim governed by the internal affairs doctrine.

This choice of forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers or other employees, which may discourage such lawsuits against us and our directors, officers and other employees. Alternatively, if a court were to find the choice of forum provision contained in our fourth amended and restated certificate of incorporation to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could have a material adverse effect on our business, financial condition or results of operations.

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

If we are unable to maintain compliance with Nasdaq’s listing requirements, our common stock could be delisted from the Nasdaq Global Market, which would negatively impact our liquidity, our stockholders’ ability to sell shares, and our ability to raise capital.

Our common stock is currently listed for trading on the Nasdaq Global Market. We must satisfy Nasdaq’s continued listing requirements, including, among other things, a market value of publicly held shares (“MVPHS”) of common stock (excluding shares of common stock held by our executive officers, directors, and 10% or more shareholders) of at least $5 million, a minimum common stockholders’ equity of $10 million, and a minimum bid price for our common stock of $1.00 per share, or risk delisting.

On December 6, 2018, the Company received notification from the Nasdaq Listings Qualification Department of the Nasdaq that for the previous 30 consecutive business days, MVPHS of the Company’s common stock had closed below the minimum $5.0 million requirement for continued inclusion on the Nasdaq Global Market pursuant to Nasdaq Listing Rule 5450(b)(1)(C). In accordance with Nasdaq Listing Rule 5810(c)(3)(D), the Company has been provided a period of 180 calendar days, or until June 4, 2019, in which to regain compliance with Nasdaq Listing Rule 5450(b)(1)(C). In order to regain compliance with the MVPHS requirement, the Company’s MVPHS must be at least $5 million for a minimum of ten consecutive business days during this 180-day compliance period. In the event that the Company does not regain compliance within this 180-day period, Nasdaq will provide notice to the Company that its common stock will be subject to delisting. In the event of such a notification, the Company may appeal the Nasdaq staff’s determination to delist its securities, but there can be no assurance the Nasdaq staff would grant the Company’s request for continued listing. Alternatively, the Company may also apply to transfer its securities to the Nasdaq Capital Market, provided that the Company meets the Nasdaq Capital Market’s continued listing requirements.

On December 12, 2018, the Company received a second letter from Nasdaq indicating that, based upon the closing bid price of the Company’s common stock for the last 30 consecutive business days, the Company no longer meets the requirement to maintain a minimum bid price of $1.00 per share, as set forth in Nasdaq Listing Rule 5450(a)(1) (the “Minimum Bid Price Notice” and together with the MVPHS Notice, the “Notices”). In accordance with Nasdaq Listing Rule 5810(c)(3)(A)(i), the Company has been provided a period of 180 calendar days, or until June 10, 2019, in which to regain compliance with Nasdaq Listing Rule 5450(a)(1). In order to regain compliance with the minimum bid price requirement, the closing bid price of the Company’s common stock must be at least $1.00 per share for a minimum of ten consecutive business days during this 180-day compliance period. In the event that the Company does not regain compliance within this 180-day period, the Company may apply to have its common stock listed on the Nasdaq Capital Market. If the Company meets the continued listing criteria and initial listing standards (other than the minimum bid price requirement) for the Nasdaq Capital Market and provides written notice of its intention to cure the deficiency, then Nasdaq may provide the Company with an additional 180 days to comply with the minimum bid price requirement. However, if it appears to the Nasdaq staff that the Company will not be able to cure the deficiency, or if the Company is otherwise not eligible, Nasdaq will provide notice to the Company that its common stock will be subject to delisting. In the event of such a notification, the Company may appeal the Nasdaq staff’s determination to delist its common stock, but there can be no assurance the staff would grant the Company’s request for continued listing.

There can be no assurance that the Company will be able to regain compliance with the minimum bid price requirement, even if it transfers to the Nasdaq Capital Market for the additional 180-day compliance period with respect to the minimum bid price requirement, or the MVPHS requirement or maintain compliance with the other listing requirements. A delisting of our common stock from the Nasdaq Global Market could materially reduce the liquidity of our common stock and result in a corresponding material reduction in the price of our common stock. In addition, delisting could harm our ability to raise capital.

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

Our corporate headquarters is located in Culver City, CA and consists of approximately 6,800 sq. ft. of leased office space. It is the base of operations for our executive management and nearly all of the employees who provide our primary corporate support functions. We lease all of our 69 studios and our leases typically have initial terms of five to ten years with renewal options, exercisable at our discretion. The following table lists all of our studio counts by regional market as of December 31, 2018:

Regional Market	Number of Studios
Los Angeles	17
Orange County (California)	4
Northern California	13
Houston	7
Atlanta	4
Washington, D.C.	6
Baltimore	7
New York	4
Boston	7
Total studios	69

Item 3.	Legal Proceedings.

On June 5, 2017, a letter was sent to the California Labor & Workforce Development Agency alleging our itemized wage statements did not comply with the California Labor Code, which we refer to herein as the Wage Statement Claim. On August 7, 2017, we agreed to a class wide settlement for a maximum amount of $865,000 with respect to the Wage Statement Claim, which would include settlement of all penalties under the Private Attorneys General Act of 2004 and California Labor Code section 226, attorneys’ fees and costs, class representative enhancements and claims administration fees. The entire amount was reserved under accrued expenses as of December 31, 2018. The class wide settlement amount of $865,000 was approved by the court and paid by the Company on January 2, 2019.

On July 2, 2018, a former California employee (“Plaintiff”) filed a complaint against us in the Superior Court of the State of California for the County of Los Angeles (the “Complaint”). Plaintiff’s Complaint was filed pursuant to the California Labor Code purportedly on behalf of all Pilates instructors, yoga instructors and other employees who worked for us in California on a piece-rate basis within the four years preceding the date of the Complaint. The Complaint alleged that certain of our payroll-related practices with respect to California-based employees paid on a piece-rate did not comply with the California Labor Code. On March 21, 2019, we agreed to a class wide settlement for a maximum amount of $1.0 million, which would include settlement of all penalties under the Private Attorneys General Act of 2004 and California Labor Code, attorneys’ fees and costs, class representative enhancements and claims administration fees. As of December 31, 2018, we have reserved for the entire amount under accrued expenses.

Four substantially similar putative class action complaints were filed in the Superior Court of the State of California, County of Los Angeles, captioned Salazar v. YogaWorks, Inc., et al. (filed November 26, 2018); Johnson v. YogaWorks, Inc., et al. (filed December 19, 2018); Lowinger v. YogaWorks, Inc. et al. (filed December 21, 2018); and Mirza v. YogaWorks, Inc., et al. (filed January 17, 2019). Additionally, two putative class action complaints, substantially similar to the state court securities actions, captioned Cohen v. YogaWorks, Inc., et al. (filed December 27, 2018) and Dellinger v. YogaWorks, Inc., et al. (filed February 8, 2019) were filed in the United States District Court for the District of Central California. These lawsuits were brought by purported stockholders of YogaWorks alleging violations of the Securities Act of 1933 for alleged misstatements and omissions in offering documents related to YogaWorks IPO that took place on August 11, 2017. The lawsuits name as defendants YogaWorks, certain of its current and former officers and directors, YogaWorks majority shareholder, and certain underwriters of YogaWorks IPO. Pending further order of the courts, no response is currently due for any of the State Court Actions. On March 21, 2019, the Federal Court Actions were consolidated, and Inter-Local Pension Fund GCC/IBT’s were appointed as Lead Plaintiff. The outcomes of the legal proceedings are inherently unpredictable, subject to significant uncertainties, and could be material to YogaWorks’ financial condition, results of operations, and cash flows for a particular period. YogaWorks intends to vigorously defend the claims asserted against it.

In addition to the aforementioned legal matters, from time to time, we are involved in legal proceedings arising in the ordinary course of business. There can be no assurance with respect to the outcome of any legal proceeding, and we could suffer monetary liability from the outcome of the legal matters described above or other claims that could be material to our results of operations.

Other than the aforementioned legal matters, we believe there are no pending lawsuits or claims that may have a material adverse effect on our business, capital resources or results of operations.

Item 4.	Mine Safety Disclosures.

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Holders of Common Stock

Our common stock is traded on the Nasdaq Global Market under the symbol “YOGA”.

As of December 31, 2018, there were 16 holders of record of our common stock. Because shares of our common stock are held by depositories, brokers and other nominees, the number of beneficial holders of our shares is substantially larger than the number of record holders.

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

	At or For Year Ended December 31,
Metric:	2018	2017
Studios (period end)	69	66
Student visits(1)	3,441,836	2,971,032
Studio classes(2)	237,200	189,236

(1)	Student visits include each student’s attendance at a class during the year in which a teacher fee was paid for such class.
(2)	Studio classes include each completed class held at a studio during the year.

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

In connection with studio acquisitions we incur transaction costs. These transaction costs include expenses incurred prior to owning a new studio and primarily consist of legal fees, due diligence expenses, travel and consulting fees. The transaction costs are included in general and administrative expenses, as noted above, and are expensed as incurred.

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

Results of Operations

The following table summarizes key components of our consolidated statement of operations for the periods indicated:

	Year Ended December 31,		Variance
(in thousands)	2018	2017	Dollar	Percent
Net revenues	$59,594	$54,514	$5,080	9%
Cost of revenues and operating expenses:
Cost of revenues	23,776	20,558	3,218	16%
Center operations	28,019	23,477	4,542	19%
General and administrative expenses	17,908	16,027	1,881	12%
Depreciation and amortization	8,106	8,896	(790)	(9%)
Goodwill impairment	12,654	7,488	5,166	69%
Asset impairment	4,443	207	4,236	2,046%
Total cost of revenues and operating expenses	94,906	76,653	18,253	24%
Loss from operations	(35,312)	(22,139)	(13,173)	60%
Interest (income) expense, net	(144)	1,343	(1,487)	(111%)
Net loss before provision for (benefit from) income taxes	(35,168)	(23,482)	(11,686)	50%
Provision for (benefit from) income taxes	19	(46)	65	(141%)
Net loss	$(35,187)	$(23,436)	$(11,751)	50%

The following table sets forth our consolidated statement of operations data as a percentage of net revenues:

	Year Ended December 31,
	2018	2017
Net revenues	100%	100%
Cost of revenues and operating expenses:
Cost of revenues	40	38
Center operations	47	43
General and administrative expenses	30	29
Depreciation and amortization	14	16
Goodwill impairment	21	14
Asset impairment	7	—
Total cost of revenues and operating expenses	159	140
Loss from operations	(59)	(40)
Interest (income) expense, net	—	2
Net loss before provision for (benefit from) income taxes	(59)	(42)
Provision for (benefit from) income taxes	—	—
Net loss	(59%)	(42%)

Year Ended December 31, 2018 Compared to Year Ended December 31, 2017

Net revenues

The $5.1 million or 9% increase in net revenues for the year ended December 31, 2018, as compared to the same period in 2017, was primarily due to the full year revenue of the acquired studios in 2017 and additional revenue from the acquired studios in 2018. Sales from multi-class packages increased by $2.1 million and memberships increased by $1.7 million for the year ended December 31, 2018, compared to the same period in 2017, due to revenue from acquired studios that have predominantly sold multi-class packages. In addition, social commerce increased by $0.8 million and retail sales increased by $0.6 million for the year ended December 31, 2018, compared to the same period in 2017.

Cost of revenues

The $3.2 million or 16% increase in cost of revenues for the year ended December 31, 2018, as compared to the same period in 2017, was primarily due to $2.8 million higher payroll costs related to the acquired studios and $0.4 million higher retail cost of sales.

Center operations

The $4.5 million or 19% increase in center operations for the year ended December 31, 2018, as compared to the same period in 2017, which included $1.9 million higher rent expense and $1.7 million higher payroll expenses, was primarily due to the full year impact of acquired studios. In addition, other expenses increased by $1.0 million which included repairs and maintenance, utilities and supplies, primarily due to the increase in number of studios operated.

General and administrative

General and administrative expenses for the year ended December 31, 2018, as compared to the same period in 2017, increased by $1.9 million or 12% primarily due to (i) $1.0 million increase for the 2018 class wide settlement amount, (ii) $0.9 million increase in other expenses which included insurance, maintenance and taxes and licenses, and (iii) $0.4 million increase in salaries for regional management, Company staff and payroll taxes due to the impact of the acquired studios. These increases were offset by $0.3 million decrease in professional fees for audit, legal and consulting services.

Depreciation and amortization

Depreciation and amortization expense for the year ended December 31, 2018, as compared to the same period in 2017, decreased by $0.8 million or 9% due to lower depreciation and amortization from assets that were fully depreciated or amortized during the period offset by the additional depreciation and amortization from the acquired studios.

Goodwill impairment

We recognized an impairment to goodwill of $12.7 million and $7.5 million in 2018 and 2017, respectively, due to the decline in the Company’s market capitalization since the launch of the IPO.

Asset impairment

We recognized an impairment to long-lived assets of $4.4 million and $0.2 million in 2018 and 2017, respectively. We recorded the impairment charges to long-lived assets that were no longer recoverable and were therefore fully written-off.

Interest (income) expense, net

The $1.5 million or 111% decrease in interest (income) expense, net for the year ended December 31, 2018, as compared to the same period in 2017, was due to the interest income recorded from depository accounts for 2018 compared to interest expense and write-off of debt issuance cost recorded for 2017 related to the convertible note due to GHP, New Convertible Notes, and the Deerpath Facility.

Provision for (benefit from) income taxes

There was no material change in the provision for (benefit from) income taxes between 2018 and 2017. Our effective income tax rate was (0.1)% for 2018 and 0.20% for 2017.

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

Our use of Adjusted EBITDA, Studio-Level EBITDA and Adjusted net loss has limitations as an analytical tool, and you should not consider it in isolation or as a substitute for analysis of our financial results as reported under GAAP. Some of these limitations are as follows:

•

although depreciation and amortization expense are non-cash charges, the assets being depreciated and amortized may have to be replaced in the future, and Adjusted EBITDA and Studio-Level EBITDA, do not reflect cash capital expenditure requirements for such replacements or for new capital expenditure requirements;

•

Adjusted EBITDA and Studio-Level EBITDA do not reflect: (i) changes in, or cash requirements for, our working capital needs; (ii) debt service requirements; (iii) tax payments that may represent a reduction in cash available to us; and (iv) other cash costs that may recur in the future;

•

Studio-Level EBITDA is not a measure of our overall profitability but a supplemental measure of the operating performance of our studios. While Studio-Level EBITDA excludes regional and corporate general and administrative expenses that are not necessary to operate our studios, these excluded expenses are essential to support the operation and development of our studios; and

•

other companies, including companies in our industry, may calculate Adjusted EBITDA, Studio-Level EBITDA and Adjusted net loss or similarly titled measures differently, which reduces their usefulness as a comparative measure.

Adjusted EBITDA and Studio-Level EBITDA

The following table presents a reconciliation of Adjusted EBITDA and Studio-Level EBITDA to Net loss:

	Year Ended December 31,
(in thousands)	2018	2017
Net loss	$(35,187)	$(23,436)
Interest (income) expense, net	(144)	1,343
Provision for (benefit from) income taxes	19	(46)
Depreciation and amortization	8,106	8,896
Goodwill impairment	12,654	7,488
Asset impairment	4,443	207
Deferred rent(a)	123	252
Stock-based compensation(b)	1,713	2,583
Legal settlement(c)	1,260	902
Severance(d)	171	87
Executive recruiting(e)	94	131
Professional fees(f)	134	308
Great Hill Partners expense reimbursement fees(g)	—	75
Studio closure expenses(h)	243	—
Other	32	—
Adjusted EBITDA	(6,339)	(1,210)
Other general and administrative expenses(i)	14,504	11,941
Studio-Level EBITDA	$8,165	$10,731

(a)	Reflects the extent to which our rent expense for the period has been above or below our cash rent payments.
(b)	Non-cash charges related to equity-based compensation programs, which vary from period to period depending on timing of awards and forfeitures.
(c)	Legal settlement expenses incurred in the period to settle claims.
(d)	Severance expenses incurred in the period related to the termination of studio and non-studio employees.
(e)	Executive recruiting expenses incurred in connection with the recruitment and hiring of members of our executive management team.
(f)	Professional fees related to certain accounting, tax and consulting services that were expensed in connection with our acquisitions.
(g)	Represents expense reimbursement fees incurred in connection with our Expense Reimbursement Agreement with affiliates of Great Hill Partners, which was terminated upon completion of our IPO.
(h)	Represents closure expenses of one Boston area studio and one New York area studio.
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

Adjusted net loss

The following table presents a reconciliation of Adjusted net loss to Net loss for each of the periods indicated:

	Year Ended December 31,
(in thousands)	2018	2017
Net loss	$(35,187)	$(23,436)
Goodwill impairment	12,654	7,488
Asset impairment	4,443	207
Stock-based compensation(a)	1,713	2,583
Legal settlement(b)	1,260	902
Severance(c)	171	87
Executive recruiting(d)	94	131
Professional fees(e)	134	308
Great Hill Partners expense reimbursement fees(f)	—	75
Studio closure expenses(g)	243	—
Other	32	—
Adjusted net loss	$(14,443)	$(11,655)

(a)	Non-cash charges related to equity-based compensation programs, which vary from period to period depending on timing of awards and forfeitures.
(b)	Legal settlement expenses incurred in the period to settle claims.
(c)	Severance expenses incurred in the period related to the termination of studio and non-studio employees.
(d)	Executive recruiting expenses incurred in connection with the recruitment and hiring of members of our executive management team.
(e)	Professional fees related to certain accounting, tax and consulting services that were expensed in connection with our acquisitions.
(f)	Represents expense reimbursement fees incurred in connection with our Expense Reimbursement Agreement with affiliates of Great Hill Partners, which was terminated upon completion of our IPO.
(g)	Represents closure expenses of one Boston area studio and one New York area studio.

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

Our Level 3 evaluation pertains to fair value of Goodwill for $0.7 million and $8.9 million for 2018 and 2017, respectively. The significant unobservable inputs include forecasted cashflows and an appropriate discount rate. The carrying value of our remaining financial assets and liabilities, including cash and cash equivalents, and accounts payable and accrued liabilities are stated at historical cost which approximates fair value because of the short-term nature of these instruments at prevailing market rates.

Inventories

Inventories are stated at the lower of cost or net realizable value. Our inventory consists of clothing, yoga props, media (DVDs and books) and home products (home décor and miscellaneous food and beverage items). Inventories are valued on a first-in first-out cost method.

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

Intangible Assets

Intangible assets are stated at cost, less accumulated amortization. We account for the purchase of intangible assets in accordance with ASC 350 “Intangibles - Goodwill and Other.” Acquired intangible assets are based on their acquisition cost. Applicable long-lived assets, including definite-lived intangible assets, are amortized or depreciated using the straight-line method over the shorter of their estimated useful lives, the estimated period that the assets will generate revenue or the statutory or contractual term. Estimates of useful lives and periods of expected revenue generation are reviewed periodically for appropriateness and are based upon management’s judgment.

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

Goodwill

Our goodwill primarily relates to the 2014 acquisition of the predecessor to YogaWorks, Inc. (the “Predecessor”) by Great Hill Partners, acquisitions of three yoga companies in San Francisco, Boston and Baltimore in 2015, five yoga companies in the Washington, D.C. area, Houston and Atlanta in 2017, and two yoga companies in Boston in 2018. Goodwill represents the excess of the purchase price over the fair value of the identifiable net assets acquired in an acquisition accounted for as a business combination.

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

In 2017, the Company adopted the guidance in ASU 2017-04, which simplified the method of measuring goodwill impairment by writing-off the excess of the reporting unit’s carry amount and fair value. Due to projected cash flows and the decline in the Company’s market capitalization since the launch of the IPO, we recorded impairment to goodwill of $12.7 million and $7.5 million at year-end December 31, 2018 and 2017, respectively.

Debt Issuance Cost

Debt issuance costs are being amortized using the effective interest rate method over the term of the loan and the amortization expense is recorded as part of interest expense of the consolidated statements of operations. Debt issuance cost amortization amounted to $69,164 for the year ended December 31, 2017. All our debt was repaid in full in 2017 and the related debt issuance costs of $318,016 were written-off.

Leases

Our Company leases its facilities and certain equipment, and accounts for these leases in accordance with ASC 840 Leases. Rent expense is recognized on a straight-line basis with a liability for deferred rent recognized for the difference in the expense recorded, tenant improvement allowances and the current cash payments required under the terms of the leases.

Revenue Recognition

Our Company generates revenues primarily from the sale of yoga classes, workshops, teacher training programs and yoga-related retail merchandise, net of discounts, refunds and returns at the time they are granted. Yoga classes are principally sold in two formats—class packages and memberships. Class packages are based on a fixed number of classes, while memberships provide unlimited classes over a certain time period. Membership, class package, workshop and teacher training revenues are generally paid in advance. There are primarily two types of memberships, monthly memberships and paid-in-full memberships (for six or twelve months), and revenue is recognized over the membership period. Class package revenue is recognized based on aggregate usage patterns. Workshop and teacher training revenue is deferred until the date of the event or is recognized over the period the event takes place. The deferred revenue balance as of December 31, 2018 and 2017 was $7.3 million and $7.2 million, respectively, and includes gift card liabilities. Our deferred revenue balance is reduced by refunds in the reporting period which results in less revenue recognized over the service term than originally anticipated. The accounts receivable balance as of December 31, 2018 and 2017 was $187,768 and $160,945, respectively, and is included in prepaid expenses and other current assets in the consolidated balance sheets.

Revenue for retail merchandise is recognized at the time of sale when the customer receives and pays for the merchandise at the stores. Taxes collected from the customer are recorded on a net basis. Sales returns by customers for yoga-related retail merchandise sales have historically not been material. Our Company sells gift cards to our customers. The gift cards sold to customers have no stated expiration dates and are subject to actual and/or potential escheatment rights in several of the jurisdictions in which we operate. We recognize income from gift cards when redeemed by the customer or upon breakage. Gift cards that do not have activity for 2 years have a remote probability of being redeemed and are considered breakage. The gift card liability net of breakage balance was $567,908 and $690,170 as of December 31, 2018 and December 31, 2017, respectively, and is included in deferred revenue in the consolidated balance sheets.

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

Stock-Based Compensation

We record stock-based compensation expense in accordance with the provisions of ASC 718 Compensation - Stock Compensation for all equity awards made to employees based on the estimated fair value of such awards as of the grant date. The expense is recognized over the employee’s requisite service period (the vesting period is generally four years). Fair value of shares of Common Stock is estimated using a generally accepted valuation methodology (see Note 14) and fair value of options is calculated using the Black-Scholes option-pricing model. Using this option-pricing model, the fair value of each employee award is estimated on the grant date. The fair value is expensed on a straight-line basis over the vesting period. The expected volatility assumption is based on the volatility of the share price of comparable public companies. The expected life is determined using the “simplified method” permitted by Staff Accounting Bulletin Numbers 107 and 110 (the midpoint between the term of the agreement and the weighted average vesting term). The risk-free interest rate is based on the implied yield on a U.S. Treasury security at a constant maturity with a remaining term equal to the expected term of the option granted. The dividend yield is zero, as we have never declared a cash dividend.

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

On December 22, 2017, the President of the United States signed into law the Tax Cuts and Jobs Act (the “Act”) which, among a broad range of tax reform measures, reduced the U.S. corporate tax rate from 35% to a flat 21% effective January 1, 2018. The reduction in the U.S. corporate tax rate required the Company to remeasure the federal portion of deferred tax assets and liabilities at December 31, 2017 to the enacted tax rate expected to apply when the temporary differences are to be realized. The Company provisionally recorded $4.7 million of expense related to the remeasurement of its deferred tax assets and liabilities, which was offset by a full valuation allowance. As of December 2018, the Company completed its accounting for the tax effects of the enactment of the Act which resulted in immaterial adjustments to provisional estimates, offset by a full valuation allowance. See Note 15 to our consolidated financial statements contained herein for more details.

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

Liquidity and Capital Resources

We have a history of operating losses and an accumulated deficit of $92.3 million as of December 31, 2018. In addition, we had negative working capital of $0.6 million at December 31, 2018. The Company needs additional financing to fund its operations. These conditions raise substantial doubt about our ability to continue as a going concern. Historically, we have satisfied our liquidity needs primarily through cash generated from financing activities. Our principal liquidity needs include cash used for operations (such as rent and labor costs), acquisitions, capital expenditures for the development of new studios and other capital expenditures necessary to improve existing studios, primarily leasehold improvements and additional furniture and fixtures.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business, and do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or amounts and classification of liabilities that may result from the outcome of this uncertainty. At March 27, 2019, the Company is in the process of obtaining additional financing. The Company may sell additional equity, issue debt securities or obtain a credit facility. However, the Company may not be able to secure such financing in a timely manner or on favorable terms. Without additional funds, the Company may choose to delay or reduce its operating or investment expenditures which may have a material adverse effect on operations.

Selected Cash Flow Data

The following table and discussion presents, for the periods indicated, a summary of net cash flow data from operating, investing and financing activities.

	Year Ended December 31,
(in thousands)	2018	2017
(Used in) provided by operating activities	$(6,484)	$615
Used in investing activities	(3,397)	(7,830)
(Used in) provided by financing activities	(767)	27,398
(Decrease) increase in cash and cash equivalents	(10,648)	20,183
Cash and cash equivalents, beginning of period	22,095	1,912
Cash and cash equivalents, end of period	11,447	22,095
Adjusted studio operating cash flows	$8,005	$12,033

Net cash (used in) provided by operating activities

Net cash used in operating activities has been driven by marketing initiatives and the enhancement of classes and events we provide to our students as well as the impact of general and administrative expenses related to the infrastructure we added in 2017 to support our expected growth.

In 2018, $26.9 million or 76% of our net loss of $35.2 million consisted of non-cash items, including, goodwill impairment of $12.7 million, depreciation and amortization expense of $8.1 million, $4.4 million of asset impairment, and stock-based compensation expense of $1.7 million. Net cash used in operating activities in 2018 also included a $1.6 million increase in accounts payable and accrued expenses due to the timing of payments, $0.4 million increase in tenant improvement allowances received and a $0.3 million decrease in deferred revenue due to a shift in sales towards memberships from class packages.

In 2017, our net cash provided by operating activities primarily resulted from our net loss of $23.4 million, which included non-cash items such as depreciation and amortization expense of $8.9 million, goodwill impairment of $7.5 million, stock-based compensation expense (“SBC”) of $2.6 million and change in deferred revenue of $1.4 million. Net cash provided by operating activities in 2017 also included a $1.6 million increase in accounts payables and accrued expenses primarily due to the timing of accounts payable payments and the accrual for the Wage Statement Claim, a $1.4 million increase in deferred revenue, $0.6 million in tenant improvement allowances received, a $0.4 million increase in accrued compensation, a $0.3 million decrease in deferred rent and other non-current liabilities and a $0.2 million increase in inventory.

Net cash used in investing activities

In 2018, our net cash used in investing activities was primarily due to the purchases of property and equipment for $2.7 million and the acquisition of five studios amounting to $0.7 million.

In 2017, our net cash used in investing activities primarily resulted from $6.0 million paid for studio acquisitions and $1.8 million of purchases of property and equipment.

Net cash (used in) provided by financing activities

In 2018, our net cash used in financing activities resulted from $0.7 million for subsequent acquisition-related payments and $0.1 million for repurchase of shares to satisfy tax withholding on vested RSUs.

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

Adjusted studio operating cash flow

Adjusted studio operating cash flow is a non-GAAP measure reflecting net cash provided by studio operating activities, excluding other general and administrative expenses that are corporate and regional expenses and not incurred by our studios, interest and provision for income taxes that we considered as corporate expenses, and other changes in operating assets and liabilities. We use adjusted studio operating cash flow as a key liquidity measure for the purpose of evaluating our ability to generate cash at the studio level. We also believe adjusted studio operating cash flow provides our investors with useful information regarding our studio historical cash flow results. This non-GAAP measurement is not intended to replace the presentation of our financial results in accordance with GAAP, and adjusted studio operating cash flow does not represent residual cash flows available for discretionary expenditures. Use of the term adjusted studio operating cash flow may differ from similar measures reported by other companies.

Adjusted studio operating cash flow is reconciled from net cash provided by operating activities determined under GAAP as follows:

	Year Ended December 31,
(in thousands)	2018	2017
Net cash (used in) provided by operating activities	$(6,484)	$615
Changes to operating assets and liabilities(a)	(2,017)	(2,452)
Deferred Revenue from acquisitions(b)	124	(136)
Other general and administrative expenses excluding SBC(c)	16,470	13,444
Interest and provision for income taxes(d)	(88)	562
Adjusted studio operating cash flow	$8,005	$12,033

(a)

Represents changes in operating assets and liabilities including (i) tenant improvement received, (ii) inventories, (iii) prepaid and other current assets, (iv) other noncurrent assets, (v) accounts payable and accrued expenses, and (vi) accrued compensation.

(b)	Represents change in deferred revenue of acquired studios.
(c)

Represents general and administrative expenses that are corporate and regional expenses and not incurred by our studios, and which are primarily comprised of expenses related to (i) wages and benefits of corporate and regional employees, (ii) non-studio rent, utilities and maintenance, (iii) corporate and regional marketing and advertising, and (iv) corporate professional fees. Other general and administrative expenses exclude any general and administrative expenses related to deferred rent, stock-based compensation, and other noncash expenses included in the cash flows from operating activities.

(d)	Represents interest income and expense excluding non-cash charges included in the cash flows from operating activities.

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

Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of the end of the period covered by this Annual Report on Form 10-K, our disclosure controls and procedures were effective as of December 31, 2018.

Management Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over our financial reporting, which is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States of America.

Because of its inherent limitations, any system of internal controls over financial reporting, no matter how well designed, may not prevent or detect misstatements due to the possibility that a control can be circumvented or overridden or that misstatements due to error or fraud may occur that are not detected. Also, because of changes in conditions, internal control effectiveness may vary over time.

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2018, using criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and concluded that we have maintained effective internal control over financial reporting as of December 31, 2018, based on these criteria.

Remediation of Material Weakness

We previously reported material weakness that were identified as of December, 31 2017 relating to the design and operating effectiveness of our internal control over financial reporting related to management review and financial reporting related to year end process level controls over certain reconciliations and effective review.

To address the material weakness, we implemented additional control procedures that were performed timely and accurately and we have enhanced our financial and operating systems to address the material weakness. During 2018, we completed our remediation plan and successfully completed testing of the new control environment. As a result of our internal control testing, we have concluded that the material weakness has been remediated as of December 31, 2018.

Our independent registered public accounting firm will not be required to formally attest to the effectiveness of our internal control over financial reporting as long as we are an “emerging growth company” pursuant to the provisions of the JOBS Act.

Changes in internal control over financial reporting

Other than the remediation of the material weakness noted above, there have been no changes in our internal control over financial reporting that occurred during our most recent fiscal quarter ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We will file with the SEC a definitive proxy statement pursuant to Regulation 14A no later than 120 days after December 31, 2018. The information required by this Item will appear in that definitive proxy statement and is incorporated by reference herein.

Item 11.	Executive Compensation.

We will file with the SEC a definitive proxy statement pursuant to Regulation 14A no later than 120 days after December 31, 2018. The information required by this Item will appear in that definitive proxy statement and is incorporated by reference herein.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

We will file with the SEC a definitive proxy statement pursuant to Regulation 14A no later than 120 days after December 31, 2018. The information required by this Item will appear in that definitive proxy statement and is incorporated by reference herein.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

We will file with the SEC a definitive proxy statement pursuant to Regulation 14A no later than 120 days after December 31, 2018. The information required by this Item will appear in that definitive proxy statement and is incorporated by reference herein.

Item 14.	Principal Accounting Fees and Services.

We will file with the SEC a definitive proxy statement pursuant to Regulation 14A no later than 120 days after December 31, 2018. The information required by this Item will appear in that definitive proxy statement and is incorporated by reference herein.

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

(a)The following documents are filed as part of this Annual Report on Form 10-K:

(1)	Financial statements (included in Item 8 of this Annual Report on Form 10-K):
•	Report of Independent Registered Public Accounting Firm
•	Consolidated Balance Sheets as of December 31, 2018 and 2017
•	Consolidated Statements of Operations for the years ended December 31, 2018 and 2017
•	Consolidated Statements of Redeemable Preferred Stock as of December 31, 2018 and 2017
•	Consolidated Statements of Stockholders’ Deficit for the years ended December 31, 2018 and 2017
•	Consolidated Statements of Cash Flows for the years ended December 31, 2018 and 2017
•	Notes to Consolidated Financial Statements
(2)	Financial Statements Schedules

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

10.8+

Employment Agreement, dated as of March 27, 2017, by and between Whole Body, Inc. and Rosanna McCollough (incorporated by reference to Exhibit 10.10 to the Company’s Registration Statement on Form S-1 (File No. 333-218950) filed on June 23, 2017)

10.9+

Employment Agreement, dated as of March 27, 2017, by and between Whole Body, Inc. and Vance Chang (incorporated by reference to Exhibit 10.11 to the Company’s Registration Statement on Form S-1 (File No. 333-218950) filed on June 23, 2017)

10.10

Separation Agreement and Release, by and between Yoga Works, Inc. and Suzanne Dawson, dated April 25, 2018  (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 30, 2018)

21.1	List of Subsidiaries of the Registrant (incorporated by reference to Exhibit 21.1 to the Company’s Registration Statement on Form S-1 (File No. 333-218950) filed on June 23, 2017)
23.1*	Consent of BDO USA, LLP, Independent Registered Public Accounting Firm

Exhibit Number	Description

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

+	Indicates a management contract or compensatory plan or arrangement.
*	Filed herewith.
**	Submitted electronically with this Report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

YogaWorks, Inc.

Date: March 27, 2019	By:	/s/ Vance Chang
Vance Chang
Chief Financial Officer (Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Rosanna McCollough	President & Chief Executive Officer, Director	March 27, 2019
Rosanna McCollough	(Principal Executive Officer)

/s/ Vance Chang	Chief Financial Officer	March 27, 2019
Vance Chang	(Principal Financial Officer)

/s/ Peter L. Garran	Director and Chairman of the Board	March 27, 2019
Peter L. Garran

/s/ Michael A. Kumin	Director	March 27, 2019
Michael A. Kumin

/s/ Michael J. Gerend	Director	March 27, 2019
Michael J. Gerend

/s/ Brian Cooper	Director	March 27, 2019
Brian Cooper

/s/ Sky Meltzer	Director	March 27, 2019
Sky Meltzer

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors

YogaWorks, Inc.

Los Angeles, California

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of YogaWorks, Inc. (the “Company”) and subsidiaries as of December 31, 2018 and 2017, the related consolidated statements of operations, redeemable preferred stock, stockholders’ equity (deficit), and cash flows for the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company and subsidiaries at December 31, 2018 and 2017, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern Uncertainty

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered recurring losses from operations and is dependent on additional financing that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Los Angeles, California

March 27, 2019

YogaWorks, Inc.

Consolidated Balance Sheets

	As of December 31,
	2018	2017
Assets
Current assets
Cash and cash equivalents	$11,447,318	$22,095,216
Inventories	1,148,449	1,212,608
Prepaid expenses and other current assets	936,757	1,145,067
Total current assets	13,532,524	24,452,891
Property and equipment, net	10,225,944	10,418,203
Intangible assets, net	13,291,502	22,142,275
Goodwill	663,954	12,768,773
Other non-current assets	1,327,775	1,224,179
Total assets	$39,041,699	$71,006,321

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable and accrued expenses	$4,905,204	$3,794,569
Accrued compensation	1,802,047	1,947,134
Deferred revenue	7,276,578	7,187,948
Current portion of deferred rent	124,319	122,607
Total current liabilities	14,108,148	13,052,258
Deferred rent, net of current portion	3,975,391	3,418,886
Total liabilities	18,083,539	16,471,144

Commitments and Contingencies (Note 16)

Stockholders’ equity
Common stock $0.001 par value; 50,000,000 shares authorized, 16,639,586 issued and 16,494,838 outstanding at December 31, 2018 and 50,000,000 shares authorized, 16,435,505 issued and 16,332,510 outstanding at December 31, 2017 (Note 11)	16,496	16,333
Additional paid-in capital	113,260,161	111,650,415
Accumulated deficit	(92,318,497)	(57,131,571)
Total stockholders’ equity	20,958,160	54,535,177
Total liabilities and stockholders’ equity	$39,041,699	$71,006,321

See accompanying notes to the consolidated financial statements.

YogaWorks, Inc.

Consolidated Statements of Operations

	Year Ended December 31,
	2018	2017
Net revenues	$59,593,624	$54,513,945
Cost of revenues and operating expenses
Cost of revenues	23,775,911	20,558,001
Center operations	28,019,341	23,476,691
General and administrative expenses	17,907,687	16,026,758
Depreciation and amortization	8,106,130	8,896,002
Goodwill impairment	12,653,819	7,488,399
Asset impairment	4,442,513	206,543
Total cost of revenues and operating expenses	94,905,401	76,652,394
Loss from operations	(35,311,777)	(22,138,449)
Interest (income) expense, net	(143,973)	1,343,445
Net loss before provision for (benefit from) income taxes	(35,167,804)	(23,481,894)

Provision for (benefit from) income taxes	19,122	(45,540)
Net loss	(35,186,926)	(23,436,354)
Less preferred rights dividend on redeemable preferred stock	—	(995,743)
Net loss attributable to common stockholders	$(35,186,926)	$(24,432,097)

Basic and diluted net loss per share attributable to common stockholders	$(2.14)	$(2.52)

Weighted-average number of shares used in calculating loss per share attributable to common stockholders:
Basic and diluted common shares	16,422,693	9,680,988

See accompanying notes to the consolidated financial statements.

YogaWorks, Inc.

Consolidated Statements of Redeemable Preferred Stock

	Redeemable Preferred Stock
	Shares	Amount
Balance, December 31, 2016	10,000	$61,392,824
Preferred rights dividend on redeemable preferred stock	—	995,743
Redeemable preferred stock conversion	(10,000)	(62,388,567)
Balance, December 31, 2017	—	—
Preferred rights dividend on redeemable preferred stock	—	—
Redeemable preferred stock conversion	—	—
Balance, December 31, 2018	—	$—

See accompanying notes to the consolidated financial statements.

YogaWorks, Inc.

Consolidated Statements of Stockholders’ Equity (Deficit)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
Balance, December 31, 2016	74,559	$75	$67,187	$(32,699,474)	$(32,632,212)
Conversion of redeemable preferred stock	7,425,388	7,425	62,381,142	—	62,388,567
Conversion of convertible note	1,407,632	1,408	11,824,366	—	11,825,774
Beneficial conversion feature	—	—	147,877	—	147,877
Redeemable preferred stock dividends	—	—	—	(995,743)	(995,743)
Issuance of common stock	7,301,499	7,302	35,075,986	—	35,083,288
Vesting of restricted stock units	226,427	226	(226)	—	—
Repurchase of shares to satisfy tax withholding	(102,995)	(103)	(428,700)	—	(428,803)
Stock-based compensation	—	—	2,582,783	—	2,582,783
Net loss	—	—	—	(23,436,354)	(23,436,354)
Balance, December 31, 2017	16,332,510	16,333	111,650,415	(57,131,571)	54,535,177
Vesting of restricted stock units	211,673	212	(212)	—	—
Repurchase of shares to satisfy tax withholding	(49,345)	(49)	(102,760)	—	(102,809)
Stock-based compensation	—	—	1,712,718	—	1,712,718
Net loss	—	—	—	(35,186,926)	(35,186,926)
Balance, December 31, 2018	16,494,838	$16,496	$113,260,161	$(92,318,497)	$20,958,160

See accompanying notes to the consolidated financial statements.

YogaWorks, Inc.

Statements of Cash Flows

	Year Ended December 31,
	2018	2017
Cash flows from operating activities
Net loss	$(35,186,926)	$(23,436,354)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	8,106,130	8,896,002
Goodwill impairment	12,653,819	7,488,399
Asset impairment	4,442,513	206,543
Deferred tax	—	(59,536)
Paid-in-kind interest expense capitalized to convertible note	—	291,585
Changes in fair value of contingent consideration liability	(75,356)	—
Beneficial conversion feature	—	147,877
Amortization of debt issuance cost	—	69,164
Debt issuance cost written-off	—	318,016
Stock-based compensation expense	1,712,718	2,582,783
Changes in operating assets and liabilities, net of effects from acquisitions:
Tenant improvement allowances received	368,930	625,000
Inventories	68,125	(221,414)
Prepaid expenses and other current assets	208,310	173,070
Other non-current assets	(66,164)	(76,100)
Accounts payable and accrued expenses	1,583,135	1,508,382
Accrued compensation	(145,087)	443,100
Deferred revenue	(265,983)	1,405,872
Deferred rent and other non-current liabilities	111,396	252,190
Net cash (used in) provided by operating activities	(6,484,440)	614,579
Cash flows from investing activities
Purchase of property, equipment, and intangible assets	(2,675,025)	(1,834,526)
Cash paid for acquisitions, net of earnouts	(721,930)	(5,995,090)
Net cash used in investing activities	(3,396,955)	(7,829,616)
Cash flows from financing activities
Principal payment on term loans	—	(6,956,250)
Principal payment on convertible note	—	(3,300,403)
Principal payment on subordinated notes	—	(200,000)
Acquisition earnout and holdback payments	(663,694)	—
Repurchase of shares to satisfy tax withholding	(102,809)	(428,803)
Proceeds from issuance of common stock, net of underwriting discounts and offering costs	—	35,083,288
Proceeds from issuance of convertible note	—	3,200,000
Net cash (used in) provided by financing activities	(766,503)	27,397,832
(Decrease) increase in cash and cash equivalents	(10,647,898)	20,182,795
Cash and cash equivalents, beginning of period	22,095,216	1,912,421
Cash and cash equivalents, end of period	$11,447,318	$22,095,216
Supplemental disclosure of cash flow information
Cash paid during the year for:
Interest paid	$—	$516,694
Supplemental disclosure of non-cash activities
Investing activities
Purchase consideration liabilities related to acquisitions	$159,000	$1,123,512
Financing activities
Dividends on preferred redeemable stock accrued	—	995,743
Conversion of convertible notes to equity	—	11,825,774
Conversion of redeemable preferred stock to equity	—	62,388,567

See accompanying notes to the consolidated financial statements.

YogaWorks, Inc.

Notes to Consolidated Financial Statements

1.	Organization

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

Initial Public Offering

On August 16, 2017, we completed our initial public offering (“IPO”) whereby we sold 7,300,000 shares of our common stock (“Common Stock”) registered at a price of $5.50 per share. Our shares of Common Stock have traded on the Nasdaq Global Market. We received proceeds from our IPO of $37.6 million after deducting underwriters' discounts and commissions of $2.5 million, but before deducting offering costs of $2.6 million. Certain IPO-related costs of $5.1 million were recorded as a reduction to additional paid-in capital.

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

As of December 31, 2018, we owned and operated 69 yoga studios in nine regional markets. The following table illustrates the studio locations by regional market:

	At or For Year Ended December 31,
	2018		2017
Regional Market	Number of Studios(1)	Percentage of Net Revenues(2)	Number of Studios(1)	Percentage of Net Revenues(2)
Los Angeles	17	33%	17	40%
Orange County (California)	4	6%	4	7%
Northern California	13	23%	13	24%
Houston(3)	7	8%	7	2%
Atlanta(3)	4	4%	4	1%
Washington, D.C.(4)	6	5%	6	2%
Baltimore(4)	7	6%	7	7%
New York City(5)	4	10%	5	13%
Boston(6)	7	5%	3	4%
Total studios	69		66

(1)	Number of studios at December 31, 2018 and 2017.
(2)

For the year ended December 31, 2018 and 2017. Assumes that any net revenues for teacher training, workshops and MyYogaWorks.com for such period are allocated to the regional markets on a proportional basis based on the market’s share of total studio net revenues for such period.

(3)	Reflects seven Houston area studios acquired in October 2017 and four Atlanta area studios acquired in November 2017.
(4)	Reflects five Washington, D.C./Baltimore-area studios acquired in the second half of 2017. The regions were then split into two separate areas as a result of the acquisitions.

(5)	One New York City studio was closed in the fourth quarter of 2018.
(6)	Reflects five Boston area studios acquired in the second quarter of 2018 and one studio was closed in the third quarter of 2018.

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

Liquidity and Going Concern

We have a history of operating losses and an accumulated deficit of $92.3 million as of December 31, 2018. In addition, we had negative working capital of $0.6 million at December 31, 2018. The Company needs additional financing to fund its operations. These conditions raise substantial doubt about our ability to continue as a going concern. Historically, we have satisfied our liquidity needs primarily through cash generated from financing activities. Our principal liquidity needs include cash used for operations (such as rent and labor costs), acquisitions, capital expenditures for the development of new studios and other capital expenditures necessary to improve existing studios, primarily leasehold improvements and additional furniture and fixtures.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business, and do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or amounts and classification of liabilities that may result from the outcome of this uncertainty. At March 27, 2019, the Company is in the process of obtaining additional financing. The Company may sell additional equity, issue debt securities or obtain a credit facility. However, the Company may not be able to secure such financing in a timely manner or on favorable terms. Without additional funds, the Company may choose to delay or reduce its operating or investment expenditures which may have a material adverse effect on operations.

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

Our Level 3 evaluation pertains to fair value of Goodwill for $0.7 million and $8.9 million for 2018 and 2017, respectively. The significant unobservable inputs include forecasted cashflows and an appropriate discount rate. The carrying value of our remaining financial assets and liabilities, including cash and cash equivalents, and accounts payable and accrued liabilities are stated at historical cost which approximates fair value because of the short-term nature of these instruments at prevailing market rates.

Inventories

Inventories are stated at the lower of cost or net realizable value. Our inventory consists of clothing, yoga props, media (DVDs and books) and home products (home décor and miscellaneous food and beverage items). Inventories are valued on a first-in first-out cost method.

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

Intangible Assets

Intangible assets are stated at cost, less accumulated amortization. We account for the purchase of intangible assets in accordance with ASC 350 “Intangibles - Goodwill and Other.” Acquired intangible assets are based on their acquisition cost. Applicable long-lived assets, including definite-lived intangible assets, are amortized or depreciated using the straight-line method over the shorter of their estimated useful lives, the estimated period that the assets will generate revenue or the statutory or contractual term. Estimates of useful lives and periods of expected revenue generation are reviewed periodically for appropriateness and are based upon management’s judgment.

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

Goodwill

Our goodwill primarily relates to the 2014 acquisition of the predecessor to YogaWorks, Inc. (the “Predecessor”) by Great Hill Partners, acquisitions of three yoga companies in San Francisco, Boston and Baltimore in 2015, five yoga companies in the Washington, D.C. area, Houston and Atlanta in 2017, and two yoga companies in Boston in 2018. Goodwill represents the excess of the purchase price over the fair value of the identifiable net assets acquired in an acquisition accounted for as a business combination.

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

In 2017, the Company adopted the guidance in Accounting Standards Update (“ASU”) 2017-04, which simplified the method of measuring goodwill impairment by writing-off the excess of the reporting unit’s carry amount and fair value. Due to projected cash flows and the decline in the Company’s market capitalization since the launch of the IPO, we recorded impairment to goodwill of $12.7 million and $7.5 million at year-end December 31, 2018 and 2017, respectively.

Debt Issuance Cost

Debt issuance costs are being amortized using the effective interest rate method over the term of the loan and the amortization expense is recorded as part of interest expense of the consolidated statements of operations. Debt issuance cost amortization amounted to $69,164 for the year ended December 31, 2017. All our debt was repaid in full in 2017 and the related debt issuance costs of $318,016 were written-off.

Leases

Our Company leases its facilities and certain equipment, and accounts for these leases in accordance with ASC 840 Leases. Rent expense is recognized on a straight-line basis with a liability for deferred rent recognized for the difference in the expense recorded, tenant improvement allowances and the current cash payments required under the terms of the leases.

Revenue Recognition

Our Company generates revenues primarily from the sale of yoga classes, workshops, teacher training programs and yoga-related retail merchandise, net of discounts, refunds and returns at the time they are granted. Yoga classes are principally sold in two formats—class packages and memberships. Class packages are based on a fixed number of classes, while memberships provide unlimited classes over a certain time period. Membership, class package, workshop and teacher training revenues are generally paid in advance. There are primarily two types of memberships, monthly memberships and paid-in-full memberships (for six or twelve months), and revenue is recognized over the membership period. Class package revenue is recognized based on aggregate usage patterns. Workshop and teacher training revenue is deferred until the date of the event or is recognized over the period the event takes place. The deferred revenue balance as of December 31, 2018 and 2017 was $7.3 million and $7.2 million, respectively, and includes gift card liabilities. Our deferred revenue balance is reduced by refunds in the reporting period which results in less revenue recognized over the service term than originally anticipated. The accounts receivable balance as of December 31, 2018 and 2017 was $187,768 and $160,945, respectively, and is included in prepaid expenses and other current assets in the consolidated balance sheets.

Revenue for retail merchandise is recognized at the time of sale when the customer receives and pays for the merchandise at the stores. Taxes collected from the customer are recorded on a net basis. Sales returns by customers for yoga-related retail merchandise sales have historically not been material. Our Company sells gift cards to our customers. The gift cards sold to customers have no stated expiration dates and are subject to actual and/or potential escheatment rights in several of the jurisdictions in which we operate. We recognize income from gift cards when redeemed by the customer or upon breakage. Gift cards that do not have activity for 2 years have a remote probability of being redeemed and are considered breakage. The gift card liability net of breakage balance was $567,908 and $690,170 as of December 31, 2018 and December 31, 2017, respectively, and is included in deferred revenue in the consolidated balance sheets.

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

Stock-Based Compensation

We record stock-based compensation expense in accordance with the provisions of ASC 718 Compensation - Stock Compensation for all equity awards made to employees based on the estimated fair value of such awards as of the grant date. The expense is recognized over the employee’s requisite service period (the vesting period is generally four years). Fair value of shares of Common Stock is estimated using a generally accepted valuation methodology (see Note 14) and fair value of options is calculated using the Black-Scholes option-pricing model. Using this option-pricing model, the fair value of each employee award is estimated on the grant date. The fair value is expensed on a straight-line basis over the vesting period. The expected volatility assumption is based on the volatility of the share price of comparable public companies. The expected life is determined using the “simplified method” permitted by Staff Accounting Bulletin Numbers 107 and 110 (the midpoint between the term of the agreement and the weighted average vesting term). The risk-free interest rate is based on the implied yield on a U.S. Treasury security at a constant maturity with a remaining term equal to the expected term of the option granted. The dividend yield is zero, as we have never declared a cash dividend.

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

On December 22, 2017, the President of the United States signed into law the Tax Cuts and Jobs Act (the “Act”) which, among a broad range of tax reform measures, reduced the U.S. corporate tax rate from 35% to a flat 21% effective January 1, 2018. The reduction in the U.S. corporate tax rate required the Company to remeasure the federal portion of deferred tax assets and liabilities at December 31, 2017 to the enacted tax rate expected to apply when the temporary differences are to be realized. The Company provisionally recorded $4.7 million of expense related to the remeasurement of its deferred tax assets and liabilities, which was offset by a full valuation allowance. As of December 2018, the Company completed its accounting for the tax effects of the enactment of the Act which resulted in immaterial adjustments to provisional estimates, offset by a full valuation allowance. See Note 15 to our consolidated financial statements contained herein for more details.

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

In August 2018, the Financial Accounting Standards Board (“FASB”) issued ASU 2018-15 Intangibles – Goodwill and Other – Internal – Use Software (Subtopic 350-40). The amendments in this ASU provide guidance on the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. This ASU is effective for fiscal years beginning after December 15, 2019. Early adoption is permitted. We are evaluating the impact of implementing this update on our consolidated financial statements.

In July 2018, the FASB issued ASU 2018-10, Leases (Topic 842), Codification Improvements and ASU 2018-11 Leases (Topic 842), Targeted Improvements, to provide additional guidance for the adoption of Topic 842. ASU 2018-10 clarifies certain provisions and correct unintended applications of the guidance such as the application of implicit rate, lessee reassessment of lease classification, and certain transition adjustments that should be recognized to earnings rather than to stockholders' equity. ASU 2018-11 provides an alternative transition method and practical expedient for separating contract components for the adoption of Topic 842. In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). The new standard establishes a right-of-use (“ROU”) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. ASU 2018-11, ASU 2018-10, and ASU 2016-02 (collectively, “the new lease standards”) is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Although early adoption is permitted, we anticipate adopting these provisions in the first quarter of 2020. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. We had $54.3 million of operating lease obligations as of December 31, 2018, and upon adoption of this standard we will record a ROU asset and lease liability equal to the present value of these leases, which will have a material impact on the consolidated balance sheet. However, the recognition of lease expense in the consolidated statement of operations is not expected to change from the current methodology.

In June 2018, the FASB issued ASU 2018-07, Compensation – Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting. The amendments in this ASU provide guidance on accounting for share-based payment transactions for acquiring goods and services from nonemployees. This ASU is effective for fiscal years beginning after December 15, 2018. Early adoption is permitted, but no earlier than an entity’s adoption date of Topic 606. We are evaluating the impact of implementing this update on our consolidated financial statements.

In March 2018, the FASB issued ASU 2018-05, Income Taxes (Topic 740): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118 (SEC Update), which included amendments to SEC paragraphs pursuant to SEC Staff Accounting Bulletin No. 118 (“SAB 118”). The pronouncement addresses certain circumstances that may arise for registrants in accounting for the income tax effects of the Act, including when certain income tax effects of the Act are incomplete by the time financial statements are issued. The Company has complied with the amendments related to SAB 118, as discussed further in Note 15, Income Taxes.

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

In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business. The amendments in this ASU provide a robust framework to use in determining when a set of assets and activities is a business. This ASU is effective for fiscal years beginning after December 15, 2018. Early adoption is permitted and the standard should be applied prospectively. We early adopted this ASU as of January 1, 2018 and this standard was applied on all acquisitions during 2018 (See Note 4).

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

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). This ASU supersedes the revenue recognition requirements in ASU Topic 605, Revenue Recognition, and requires the recognition of revenue when promised goods or services are transferred to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. Subsequently, the FASB issued several standards related to ASU 2014-09 (collectively, the “New Revenue Standard”), including the most recent ASU, ASU 2017-14, Income Statement - Reporting Comprehensive Income (Topic 220), and Revenue Recognition (Topic 605), Revenue from Contracts with Customers (Topic 606), which was issued in November 2017. The New Revenue Standard is effective for our Company in fiscal years beginning after December 15, 2018, with early adoption permitted. The standard permits the use of either the retrospective or modified retrospective (cumulative effect) transition method. Our Company primarily generates revenues by selling yoga classes in the form of memberships or class packages. We will use the modified retrospective transition approach and will apply the new revenue standard only to contracts that are not completed at the adoption date and will not adjust prior reporting periods. We will recognize the cumulative effect of initial application of the new revenue standard as an adjustment to the opening balance of Retained Earnings as of January 1, 2019. We do not anticipate a material impact on the Company’s financial statements but we are still evaluating the accounting, transition and disclosure requirements of the new revenue standard. We anticipate that the most significant impact will result from how we recognize revenue on the Company’s loyalty program. The new revenue standard requires us to change our policy to the deferred revenue method and apply a relative selling price approach whereby a portion of revenue attributable to loyalty points earned is deferred and recognized in revenue upon future redemption. The value of the loyalty points earned is materially greater under the deferred revenue method than the value attributed to these points under the incremental cost method.

4.	Acquisitions

Our Company uses acquisitions as one of our strategies to grow our market share, quickly gain students and build on the operating momentum of the acquired businesses. We completed two acquisitions for a total of 5 studios in the Boston area during the year ended December 31, 2018, paying total cash consideration of $721,930, excluding deferred payments of $159,000 such as earnouts and holdbacks retained as security for indemnification claims. On April 30, 2018, we acquired Prana Power Yoga (three studios) and on May 24, 2018, we acquired Inner Strength Yoga Studios (two studios). The acquisitions were accounted for as business acquisitions in accordance with ASC 805, Business Combinations (“ASC 805”). Under the acquisition method of accounting, the total purchase price was allocated to the net tangible and intangible assets acquired and liabilities assumed, based on their estimated fair values. The accounting for the two acquisitions remains preliminary as management is still finalizing the valuations and allocations and the report prepared by an independent valuation firm to assist management in determining certain valuations was not yet available due to timing. Any excess amount paid over identifiable assets is recorded as goodwill. The associated goodwill is deductible for tax purposes. The process for estimating the fair values of the acquired studios involves the use of significant estimates and assumptions, including estimating average industry purchase price multiple and estimating future cash flows.

The consolidated statement of operations since the date of each acquisition through December 31, 2018 and the consolidated balance sheet as of December 31, 2018 include the results of operations and the acquired assets and assumed liabilities related to all 2018 acquisitions. For the year ended December 31, 2018, these acquisitions contributed $855,425 to our in-studio revenues. Net income contributed by these acquisitions was not separately identifiable due to our integration activities and the impact of corporate-level expenses and is impracticable to provide. Acquisition-related costs, including legal fees and all related professional fees, were included in the general and administrative expenses.

The total purchase price consideration was preliminarily allocated to the acquired assets and liabilities as follows (in thousands):

2018 Acquisitions:

Amount
Inventories	$3,966
Property and equipment	670,060
Intangible assets	52,976
Goodwill	549,000
Other non-current assets	37,432
Total assets acquired	1,313,434

Accounts payable and accrued expenses	159,000
Deferred revenue	354,613
Deferred rent	77,891
Total liabilities assumed	591,504

Net assets acquired	$721,930

2017 Acquisitions:

Amount
Inventories	$43,000
Prepaid expenses and other current assets	133,000
Property and equipment	3,200,000
Intangible assets	2,421,000
Goodwill	2,511,000
Total assets acquired	8,308,000

Deferred revenue	1,078,000
Gift card liabilities	111,000
Total liabilities assumed	1,189,000

Net assets acquired	$7,119,000

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

The supplemental information on an unaudited pro forma financial basis presents the combined results of YogaWorks and our 2017 acquisitions as if each acquisition had occurred on January 1, 2016. (in thousands, except per share amounts):

	Year Ended December 31,
	2017	2016
	(unaudited)
Revenues	$62,529	$64,959
Net loss attributable to common stockholders	(24,276)	(13,555)
Basic and diluted net loss per share attributable to common stockholders	$2.51	$183.68

In addition, ASC 805 requires adjustments to the provisional amounts recognized at the acquisition dates to reflect new information obtained about facts and circumstances that existed as of the acquisition dates that, if known, would have affected the measurement of the amounts recognized as of that date. In 2018, we completed the valuations and allocations on the 2017 acquisitions that resulted in a $197,000 reduction in intangible assets and a corresponding increase to Goodwill.

5.	Property and Equipment

The major classes of property and equipment are as follows:

	As of December 31,
	2018	2017
Computer equipment and purchased software	$670,022	$1,130,653
Furniture and fixtures	2,744,580	3,633,677
Leasehold improvements	26,792,887	25,367,841
Other equipment	213,546	174,885
Construction-in-progress	1,075,634	—
Total property and equipment	31,496,669	30,307,056
Less accumulated depreciation and amortization	(21,270,725)	(19,888,853)
	$10,225,944	$10,418,203

During the third quarter of 2018, we recorded an impairment charge of $267,498 to the property and equipment for one of our studios because it was no longer recoverable as a result of the studio’s continuing negative cash contribution. During the fourth quarter of 2017, we recorded an impairment charge of $206,543 to the property and equipment for one of our studios that was closed. As a result of this closure, the property and equipment associated with this studio was no longer recoverable and was therefore fully written-off. We used Level 3 inputs for the impairment analysis. These inputs reflect the Company’s own assumptions about the assumptions market participants would use in pricing the asset based on the best information available in the circumstances.

Depreciation and amortization expenses include property and equipment, leasehold improvements and purchased software. We incurred depreciation expense of $3,195,474 and $2,737,145 for the years ended December 31, 2018 and 2017, respectively.

6.	Intangible Assets

The intangible balances as of December 31, 2018 consist of the following:

	Useful Life	Gross Carrying Cost	Accumulated Amortization	2018 Net Book Value
Customer relationships	5 years	$11,985,004	$(11,231,085)	$753,919
Favorable leases	Lease term	2,443,914	(2,074,830)	369,084
Non-compete	3 to 5 years	646,500	(166,100)	480,400
Trade name / Trade secrets	5 to 15 years	12,879,359	(5,538,609)	7,340,750
Know-how	15 years	6,019,699	(2,235,423)	3,784,276
Website content	3 years	1,563,887	(1,386,284)	177,603
Website development	3 years	684,265	(437,742)	246,523
Capitalized software	5 years	59,840	(26,418)	33,422
Software development in progress		105,525	—	105,525
		$36,387,993	$(23,096,491)	$13,291,502

Software development in progress relates to costs incurred in the development on our mobile platform.

The intangible balances as of December 31, 2017 consist of the following:

	Useful Life	Gross Carrying Cost	Accumulated Amortization	2017 Net Book Value
Customer relationships	5 years	$12,066,879	$(9,160,739)	$2,906,140
Favorable leases	Lease term	2,721,630	(1,795,273)	926,357
Non-compete	3 to 5 years	668,834	(18,377)	650,457
Trade name / Trade secrets	5 to 15 years	15,204,148	(4,096,239)	11,107,909
Know-how	15 years	7,490,000	(1,747,667)	5,742,333
Website content	3 years	1,551,775	(1,074,352)	477,423
Website development	3 years	565,170	(275,352)	289,818
Capitalized software	5 years	54,840	(13,002)	41,838
		$40,323,276	$(18,181,001)	$22,142,275

In 2018, we recorded an impairment of $4,175,015 to the intangible assets for one of our regions because it was no longer recoverable. No impairment was booked to intangible assets in 2017. We used Level 3 inputs for the impairment analysis. These inputs reflect the Company’s own assumptions about the assumptions market participants would use in pricing the asset based on the best information available in the circumstances.

Amortization expense includes intangible assets such as customer relationships, trade names, trade secrets, and software. Total amortization expense for the years ended December 31, 2018 and 2017 was $4,910,656 and $6,158,857, respectively. The following table presents expected amortization expense of the existing intangible assets as of December 31, 2018:

Amount
2019	$1,128,065
2020	1,128,065
2021	1,112,745
2022	953,467
2023	933,239
Thereafter	8,035,921
$13,291,502

7.	Goodwill

The changes in the carrying amount of goodwill for the years ended December 31, 2018 and 2017, are as follows:

	Year Ended December 31,
	2018	2017
Goodwill, beginning of period	$12,768,773	$17,746,570
Goodwill acquired in 2018 (See Note 4)	352,000	—
Goodwill acquired in 2017 (See Note 4)	197,000	2,510,602
Total goodwill	13,317,773	20,257,172
Less impairment	(12,653,819)	(7,488,399)
Goodwill, end of period	$663,954	$12,768,773

During the year ended December 31, 2018, we completed two acquisitions which resulted in the addition of $0.5 in goodwill (See Note 4).

We performed a goodwill impairment test during 2018 and 2017 that was triggered by the continued decrease in the Company’s market capitalization. We recorded an impairment to goodwill of $12.7 million and $7.5 million in 2018 and 2017, respectively.

8.	Deferred Revenue

The following is a reconciliation of the changes in deferred revenue for the years ended December 31, 2018 and 2017, are as follows:

Amount
Balance, December 31, 2016	$4,593,076
Cash receipts before deferred revenue	55,783,592
Net revenue for 2017	(54,513,945)
Deferred revenue from acquisitions	1,078,002
Change in gift card liabilities	247,223
Balance, December 31, 2017	7,187,948
Cash receipts before deferred revenue	59,449,903
Net revenue for 2018	(59,593,624)
Deferred revenue from acquisitions	354,613
Change in gift card liabilities	(122,262)
Balance, December 31, 2018	$7,276,578

9.	Related Party

We paid expense reimbursement fees to an affiliate of Great Hill Equity Partners, V, L.P. and Great Hill Investors, LLC (collectively, “Great Hill Partners” or “GHP”), the owners of a majority of our Common Stock, in the amount of $75,000 for the year ended December 31, 2017. In connection with our IPO, the Expense Reimbursement Agreement with Great Hill Partners was terminated by the parties.

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

Interest expense related to the aggregate amount of outstanding indebtedness under the Deerpath Facility was $516,694 for the year ended December 31, 2017.

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

13.Loss per Share Attributable to Common Stockholders

The components of basic and diluted loss per share attributable to common stockholders are as follows:

	Year Ended December 31,
	2018	2017
Numerator for basic and diluted loss per share attributable to common stockholders:
Net loss	$(35,186,926)	$(23,436,354)
Dividend attributable to participating securities	—	(995,743)
Net loss attributable to YogaWorks, Inc. common stockholders	$(35,186,926)	$(24,432,097)
Denominator:
Weighted-average outstanding shares of common stock	16,422,693	9,680,988
Net loss per share attributable to common stockholders:
Basic and Diluted	$(2.14)	$(2.52)

As of December 31, 2018, there were outstanding options to purchase 1,315,589 shares of common stock and unvested RSUs of 624,968 and as of December 31, 2017, there were outstanding options to purchase 1,527,768 shares of Common Stock, and 367,291 unvested RSUs, which were excluded from the computation of diluted loss per share because they would be anti-dilutive.

14.	Accounting for Stock-Based Compensation

Common Stock Options and Grants

2014 Plan

In July 2014, our Company adopted the 2014 Stock Option and Grant Plan (“2014 Plan”). Upon adoption of the 2014 Plan, the maximum aggregate number of shares issuable thereunder was 7,499 shares post reverse split. On March 12, 2017, our Board amended the 2014 Plan to increase the shares of Common Stock reserved for issuance thereunder to 1,695,484. As of December 31, 2018, no options were issuable under the 2014 Plan.

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

The 2017 Plan permits the grant of incentive stock options, restricted stock, restricted stock units, stock appreciation rights, performance-based awards to our employees, directors and consultants. Shares issued pursuant to awards under the 2017 Plan that are settled for cash by our Company or that expire or are forfeited will become available for future grant or sale. Shares used to pay the exercise price of an award or to satisfy the minimum tax withholding obligations related to an award will not be available for future grants under the 2017 Plan. As of December 31, 2018, 1,925,881 shares remained available for issuance under the 2017 Plan.

With the exception of accelerated options, our typical options vest over four years from the grant date, with 25% of the award vesting on the first anniversary of the grant date and the remainder vesting over the next 36 months. Stock compensation expense related to these equity awards was recorded based upon the estimated fair value of the shares amortized over the vesting period.

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value (1)
Outstanding at December 31, 2016	439	$9.20	8.08	$—
Granted	1,698,384	7.81	—	—
Exercised	—	—	—	—
Cancelled	(171,055)	8.37	—	—
Outstanding at December 31, 2017	1,527,768	7.74	9.29	—
Granted	192,063	3.34	—	—
Exercised	—	—	—	—
Cancelled	(337,679)	7.68
Outstanding at December 31, 2018	1,382,152	7.28	8.37	—

Exercisable at December 31, 2018	934,809	7.70	8.30	—
Exercisable at December 31, 2017	648,536	7.88	9.28	—

(1)	Based on our Company’s closing stock price of $0.51 on December 31, 2018.

Unamortized stock-based compensation expense relating to stock options was $0.6 million at December 31, 2018, which is expected to be recognized over a weighted-average period of 2.2 years.

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

The fair values of stock options granted have been estimated utilizing the following assumptions:

	Year Ended December 31,
	2018	2017
Fair value of common stock	$1.30	$ 4.41 - $ 8.40
Exercise price of common stock option	$1.30	$ 4.41 - $ 8.40
Risk-free interest rate	2.73%	1.90% - 2.10%
Expected term (in years)	6.05	5.91 - 5.95
Dividend yield	0.00%	0.00%
Expected volatility	45%	40%

Restricted Stock Units

The Company granted 605,235 Restricted Stock Units (“RSUs”) to its officers and Board during the year ended December 31, 2018. All RSU grants vest on the satisfaction of only a service-based condition. As of December 31, 2018, there were 624,968 shares of our Common Stock issuable upon the vesting of outstanding RSUs. Unrecognized compensation expenses related to shares of our Common Stock subject to unvested RSUs was $1.3 million at December 31, 2018, which is expected to be recognized as expenses over the weighted-average period of 1.95 years. The service conditions are generally satisfied for the RSUs granted to our officers and Board over four years starting from such person’s hiring date and the earlier to occur of the first anniversary of the grant date or the annual meeting of stockholders, respectively.

For the year ended December 31, 2018, our Company withheld 48,802 shares of Common Stock (“Net Settlement”) and remitted $102,809 in cash to meet the related tax withholding requirements on behalf of our officers. We will continue to evaluate the Net Settlement of RSUs that vest in the future.

Stock-Based Compensation Expense

Our Company recognized stock-based compensation expense of $1.7 million and $2.6 million for the years ended December 31, 2018 and 2017, respectively, related to stock options and RSUs, included in general and administrative expenses.

15.	Income Taxes

The primary components of the provision for / (benefit from) income taxes are as follows:

	Year Ended December 31,
	2018	2017
Current:
Federal	$—	$—
State	19,122	13,995
	19,122	13,995
Deferred:
Federal	—	(46,754)
State	—	(12,781)
Total	$19,122	$(45,540)

The reconciliation of income tax attributable to income before the provision for / (benefit from) income taxes at the U.S. federal statutory tax rate to income tax expense is as follows:

	Year Ended December 31,
	2018		2017
Federal statutory rate	$(7,385,205)	21.0%	$(7,983,844)	34.0%
Adjustments for tax effects of:
State taxes, net	(1,866,918)	5.3%	(986,825)	4.2%
Permanent items	204,533	(0.6%)	412,576	(1.8%)
Goodwill impairment	2,035,218	(5.8%)	2,427,401	(10.3%)
State rate adjustment	29,424	(0.1%)	14,321	(0.1%)
Valuation allowance	7,062,007	(20.1%)	1,298,017	(5.5%)
Tax law change - Revaluing Deferred	—	—	4,676,141	(19.9%)
Other	(59,937)	0.2%	96,673	(0.4%)
	$19,122	(0.1%)	$(45,540)	0.2%

The primary components of temporary differences which give rise to our Company’s net deferred tax liability are as follows:

	As of December 31,
	2018	2017
Deferred tax asset
Net operating loss carryforward	$10,674,079	$7,335,644
Deferred revenue	2,090,413	1,985,102
Deferred rent	1,156,856	1,022,109
Depreciation and amortization	2,534,816	1,476,098
Accrued expenses and other	901,414	673,098
Total deferred tax asset	17,357,578	12,492,051
Deferred tax liability
Depreciation and amortization	—	(2,196,480)
Net deferred tax asset	17,357,578	10,295,571
Valuation allowance	(17,357,578)	(10,295,571)
Net deferred tax liability	$—	$—

The federal and state net operating loss carryforwards of approximately $29.5 million and $32.4 million, respectively, begin to expire in 2022 and 2027, respectively, unless previously utilized. The federal net operating loss generated in 2018 of $11.0 million will carryforward indefinitely and be available to offset up to 80% of future taxable income in a given year. Pursuant to Internal Revenue Code, or IRC, Sections 382 and 383, the use of our net

operating loss carryforwards may be limited if a cumulative change in ownership of more than 50% has occurred within a three-year period. Our Company had an ownership change on July 11, 2014.

Goodwill cost basis, net of tax amortization of approximately $6.7 million and $6.9 million for the years ended December 31, 2018 and 2017, respectively, is tax deductible.

The realization of deferred tax assets is dependent on our Company’s ability to generate sufficient income in future years in the associated jurisdiction to which the deferred tax asset relate. As of December 31, 2018, a valuation allowance of $17.4 million has been established against the deferred tax assets as realization is uncertain.

In determining the need for a valuation allowance, we consider all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies and recent financial performance. Based on the review of all positive and negative evidence, including a three-year cumulative pre-tax loss, we determined that a full valuation allowance should be recorded against all U.S. deferred tax assets at December 31, 2018. If we later determine that it is more-likely-than-not to realize all or a portion of the U.S. deferred tax assets, we would reverse the previously provided valuation allowance.

Our Company is subject to federal income tax as well as income tax of multiple state jurisdictions. With few exceptions, we are no longer subject to income tax examination by tax authorities in major jurisdictions for years prior to 2014. However, to the extent allowed by law, the taxing authorities may have the right to examine prior periods where NOLs and tax credits were generated and carried forward and make adjustments up to the amount of the carryforwards. We are not currently under examination by U.S. state and local tax authorities.

As of December 31, 2018, we have no unrecognized tax benefits or related interest and penalties. We believe that there are no uncertain tax positions for which it is reasonably possible that will produce a material effect to the financial statements over the next 12 months. We recognize interest and penalties related to uncertain tax positions as a component of the income tax provision.

Pursuant to the Act, the Company re-measured its existing deferred tax assets and liabilities based on 21%, the current rate at which they are expected to reverse in the future. In 2017, the Company recorded provisional amounts for certain enactment-date effects of the Act by applying the guidance in SAB 118 because it had not yet completed our enactment-date accounting for these effects. In 2018 and 2017, the Company did not record tax expense related to the enactment-date effects of the Act as the Company maintained a full valuation allowance. Upon further analysis of certain aspects of the Act and refinement of the calculations during the 12 months ended December 31, 2018, the Company found no other adjustments were necessary.

16.	Commitments and Contingencies

Leases

Our Company leases our facilities and certain equipment under operating leases that expire at various dates through 2028. Future minimum lease payments under these leases are as follows as of December 31, 2018:

Amount
2019	$10,501,098
2020	9,555,998
2021	8,502,839
2022	7,283,719
2023	6,318,326
Thereafter	12,135,010
Total future minimum lease payments	$54,296,990

Rent expense amounted to $11,655,155 and $10,453,366 for the years ended December 31, 2018 and 2017, respectively.

Legal Matters

On June 5, 2017, a letter was sent to the California Labor & Workforce Development Agency alleging our itemized wage statements did not comply with the California Labor Code, which we refer to herein as the Wage Statement Claim. On August 7, 2017, we agreed to a class wide settlement for a maximum amount of $865,000 with respect to the Wage Statement Claim, which would include settlement of all penalties under the Private Attorneys General Act of 2004 and California Labor Code section 226, attorneys’ fees and costs, class representative enhancements and claims administration fees. The entire amount was reserved under accrued expenses as of December 31, 2018. The class wide settlement amount of $865,000 was approved by the court and paid by the Company on January 2, 2019.

On July 2, 2018, a former California employee (“Plaintiff”) filed a complaint against us in the Superior Court of the State of California for the County of Los Angeles (the “Complaint”). Plaintiff’s Complaint was filed pursuant to the California Labor Code purportedly on behalf of all Pilates instructors, yoga instructors and other employees who worked for us in California on a piece-rate basis within the four years preceding the date of the Complaint. The Complaint alleged that certain of our payroll-related practices with respect to California-based employees paid on a piece-rate did not comply with the California Labor Code. On March 21, 2019, we agreed to a class wide settlement for a maximum amount of $1.0 million, which would include settlement of all penalties under the Private Attorneys General Act of 2004 and California Labor Code, attorneys’ fees and costs, class representative enhancements and claims administration fees. As of December 31, 2018, we have reserved for the entire amount under accrued expenses.

Four substantially similar putative class action complaints were filed in the Superior Court of the State of California, County of Los Angeles, captioned Salazar v. YogaWorks, Inc., et al. (filed November 26, 2018); Johnson v. YogaWorks, Inc., et al. (filed December 19, 2018); Lowinger v. YogaWorks, Inc. et al. (filed December 21, 2018); and Mirza v. YogaWorks, Inc., et al. (filed January 17, 2019). Additionally, two putative class action complaints, substantially similar to the state court securities actions, captioned Cohen v. YogaWorks, Inc., et al. (filed December 27, 2018) and Dellinger v. YogaWorks, Inc., et al. (filed February 8, 2019) were filed in the United States District Court for the District of Central California. These lawsuits were brought by purported stockholders of YogaWorks alleging violations of the Securities Act of 1933 for alleged misstatements and omissions in offering documents related to YogaWorks IPO that took place on August 11, 2017. The lawsuits name as defendants YogaWorks, certain of its current and former officers and directors, YogaWorks majority shareholder, and certain underwriters of YogaWorks IPO. Pending further order of the courts, no response is currently due for any of the State Court Actions. On March 21, 2019, the Federal Court Actions were consolidated, and Inter-Local Pension Fund GCC/IBT’s were appointed as Lead Plaintiff. The outcomes of the legal proceedings are inherently unpredictable, subject to significant uncertainties, and could be material to YogaWorks’ financial condition, results of operations, and cash flows for a particular period. YogaWorks intends to vigorously defend the claims asserted against it.

In addition to the aforementioned legal matters, from time to time, we are involved in legal proceedings arising in the ordinary course of business. There can be no assurance with respect to the outcome of any legal proceeding, and we could suffer monetary liability from the outcome of the legal matters described above or other claims that could be material to our results of operations.

Other than the aforementioned legal matters, we believe there are no pending lawsuits or claims that may have a material adverse effect on our business, capital resources or results of operations.

17.	Subsequent Events

None.