Form 10-Q
period 2019-03-31
YogaWorks, Inc.
filed 2019-05-14
CIK 1703497

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock $0.001 par value	YOGA	The Nasdaq Capital Market

As of May 13, 2019, the registrant had 16,792,085 shares of common stock, $0.001 par value per share, outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

YogaWorks, Inc.

Condensed Consolidated Balance Sheets (Unaudited)

	As of March 31, 2019	As of December 31, 2018
Assets
Current assets
Cash and cash equivalents	$6,065,077	$11,447,318
Inventories	1,089,976	1,148,449
Prepaid expenses and other current assets	1,951,951	936,757
Total current assets	9,107,004	13,532,524
Property and equipment, net	9,967,773	10,225,944
Intangible assets, net	12,560,321	13,291,502
Goodwill	663,954	663,954
Other non-current assets	1,232,685	1,327,775
Total assets	$33,531,737	$39,041,699

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable and accrued expenses	$3,573,315	$4,905,204
Accrued compensation	1,166,084	1,802,047
Deferred revenue	8,274,505	7,276,578
Current portion of deferred rent	138,702	124,319
Total current liabilities	13,152,606	14,108,148
Deferred rent, net of current portion	4,065,224	3,975,391
Total liabilities	17,217,830	18,083,539

Commitments and Contingencies (Note 12)

Stockholders’ equity
Common stock $0.001 par value; 50,000,000 shares authorized, 16,710,701 issued and 16,608,238 outstanding at March 31, 2019 and 50,000,000 shares authorized, 16,639,586 issued and 16,494,838 outstanding at December 31, 2018	16,609	16,496
Additional paid in capital	113,615,042	113,260,161
Accumulated deficit	(97,317,744)	(92,318,497)
Total stockholders’ equity	16,313,907	20,958,160
Total liabilities and stockholders’ equity	$33,531,737	$39,041,699

See accompanying notes to condensed consolidated financial statements.

YogaWorks, Inc.

Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended March 31,
	2019	2018
Net revenues	$15,691,274	$15,529,813
Cost of revenues and operating expenses
Cost of revenues	6,144,819	5,923,849
Center operations	6,841,994	6,771,916
General and administrative expenses	4,375,716	4,404,933
Depreciation and amortization	1,499,668	2,378,757
Asset impairment	174,725	—
Total cost of revenues and operating expenses	19,036,922	19,479,455
Loss from operations	(3,345,648)	(3,949,642)
Interest income, net	(39,336)	(6,130)
Net loss before income taxes	(3,306,312)	(3,943,512)
Provision for income taxes	5,025	17,384
Net loss	$(3,311,337)	$(3,960,896)

Basic and diluted net loss per share attributable to common stockholders	$(0.20)	$(0.24)
Weighted-average number of shares used in calculating loss per share attributable to common stockholders:
Basic and diluted common shares	16,533,349	16,350,026

See accompanying notes to condensed consolidated financial statements.

YogaWorks, Inc.

Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Par Value	Capital	Deficit	Equity
Balance as of January 1, 2018	16,332,510	$16,333	$111,650,415	$(57,131,571)	$54,535,177
Vesting of restricted stock units	56,351	56	(56)	—	—
Repurchase of shares to satisfy tax withholding	(25,906)	(26)	(73,610)	—	(73,636)
Stock-based compensation	—	—	452,176	—	452,176
Net loss	—	—	—	(3,960,896)	(3,960,896)
Balance as of March 31, 2018	16,362,955	$16,363	$112,028,925	$(61,092,467)	$50,952,821

Balance as of January 1, 2019	16,494,838	$16,496	$113,260,161	$(92,318,497)	$20,958,160
Vesting of restricted stock units	139,287	139	(139)	—	—
Repurchase of shares to satisfy tax withholding	(25,887)	(26)	(14,664)	—	(14,690)
Stock-based compensation	—	—	369,684	—	369,684
Impact of Adopting Topic 606	—	—	—	(1,687,910)	(1,687,910)
Net loss	—	—	—	(3,311,337)	(3,311,337)
Balance as of March 31, 2019	16,608,238	$16,609	$113,615,042	$(97,317,744)	$16,313,907

See accompanying notes to condensed consolidated financial statements.

YogaWorks, Inc.

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended March 31,
	2019	2018
Cash flows from operating activities
Net loss	$(3,311,337)	$(3,960,896)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,499,668	2,378,757
Asset impairment	174,725	—
Deferred tax	—	14,748
Stock-based compensation expense	369,684	452,176
Changes to operating assets and liabilities, net of effects from acquisitions:
Tenant improvement allowances received	289,260	—
Inventories	58,473	(32,671)
Prepaid expenses and other current assets	(1,304,454)	(79,209)
Other non-current assets	95,090	(63,963)
Accounts payable and accrued expenses	(1,331,889)	(720,731)
Accrued compensation	(635,963)	(841,809)
Deferred revenue	(689,983)	194,940
Deferred rent and other non-current liabilities	104,216	(4,671)
Net cash used in operating activities	(4,682,510)	(2,663,329)
Cash flows from investing activities
Purchases of property, equipment, and intangible assets	(685,041)	(425,901)
Net cash used in investing activities	(685,041)	(425,901)
Cash flows from financing activities
Repurchase of shares to satisfy tax withholding	(14,690)	(73,636)
Acquisition earnout and holdback payments	—	(617,042)
Net cash used in financing activities	(14,690)	(690,678)
Decrease in cash and cash equivalents	(5,382,241)	(3,779,908)
Cash and cash equivalents, beginning of period	11,447,318	22,095,216
Cash and cash equivalents, end of period	$6,065,077	$18,315,308

See accompanying notes to condensed consolidated financial statements.

YogaWorks, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

1.Organization and Basis of Presentation

General

YogaWorks, Inc., a Delaware corporation, and its wholly-owned subsidiaries (collectively referred to as “we”, “us”, “our”, and the “Company”) are primarily engaged in operating yoga studios. Our Company was formerly known as YWX Holdings, Inc. and we changed our name to YogaWorks, Inc. on April 10, 2017. We operate under the brand names YogaWorks, Yoga Tree and certain other local brands for a period of time following the acquisition of studios. We primarily offer yoga classes, workshops, teacher training programs, and yoga-related retail merchandise across our studios. In addition to our studio locations, we offer online yoga instruction and programming through our MyYogaWorks.com web platform, which provides subscribers with a highly curated library of over 1,200 yoga classes.

Initial Public Offering

On August 16, 2017, we completed our initial public offering (“IPO”) whereby we sold 7,300,000 shares of our common stock (“Common Stock”) registered at a price of $5.50 per share. Our shares of our Common Stock were traded on the Nasdaq Global Market. We received proceeds from our IPO of $37.6 million after deducting underwriters’ discounts and commissions of $2.5 million, but before deducting offering costs of $2.6 million. Certain IPO-related costs of $5.1 million were recorded as a reduction to additional paid-in capital in 2017.

On May 3, 2019, our Company’s securities were transferred from the Nasdaq Global Market to the Nasdaq Capital Market.

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

As of March 31, 2019, we owned and operated 68 yoga studios in nine regional markets. The following table illustrates the studio locations by regional market:

	Three Months Ended March 31,
	2019		2018
Regional Market	Number of Studios(1)	Percentage of Net Revenues(2)	Number of Studios(1)	Percentage of Net Revenues(2)
Los Angeles	17	33%	17	34%
Orange County (California)	4	6%	4	6%
Northern California	13	23%	13	23%
Houston	7	8%	7	8%
Atlanta	4	3%	4	4%
Washington, D.C.	6	5%	6	5%
Baltimore	7	7%	7	6%
New York City(3)	4	9%	5	11%
Boston(4)	6	6%	3	3%
Total Studios	68		66

(1)	Number of studios as of March 31, 2019 and 2018.
(2)

For the three months ended March 31, 2019 and 2018. Assumes that any net revenues for teacher training, workshops and MyYogaWorks.com for such period are allocated to the regional markets on a proportional basis based on the market’s share of total studio net revenues for such period.

(3)	One New York City studio was closed in the fourth quarter of 2018.
(4)	Reflects five Boston area studios acquired in the second quarter of 2018 and two Boston area studios that closed in the third quarter of 2018 and first quarter of 2019.

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

Liquidity and Going Concern

We have a history of operating losses and an accumulated deficit of $97.3 million as of March 31, 2019. In addition, we had negative working capital of $4.0 and $0.6 million at March 31, 2019 and December 31, 2018, respectively. As disclosed in our most recent Annual Report on Form 10-K, the Company needs additional financing to fund its operations. These conditions raise substantial doubt about our ability to continue as a going concern. Historically, we have satisfied our liquidity needs primarily through cash generated from financing activities. Our principal liquidity needs include cash used for operations (such as rent and labor costs), acquisitions, capital expenditures for the development of new studios and other capital expenditures necessary to improve existing studios, primarily leasehold improvements and additional furniture and fixtures.

The accompanying interim unaudited financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business, and do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or amounts and classification of liabilities that may result from the outcome of this uncertainty. At May 14, 2019, the Company is in the process of obtaining additional financing. The Company may sell additional equity, issue debt securities or obtain a credit facility. However, the Company may not be able to secure such financing in a timely manner or on favorable terms. Without additional funds, the Company may choose to delay or reduce its operating or investment expenditures which may have a material adverse effect on operations.

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

The consolidated balance sheet as of December 31, 2018 has been derived from the audited financial statements for the fiscal year then ended included in our Annual Report on Form 10-K filed with the SEC pursuant to Rule 424(b) under the Securities Act of 1933, as amended, on March 27, 2019 (the “10-K”), but does not include all of the information and notes required by GAAP for complete financial statements. The financial information included in this quarterly report on Form 10-Q should be read in conjunction with the consolidated financial statements as of and for the fiscal year ended December 31, 2018 and the related notes thereto included in the 10-K.

Effective January 1, 2019, the Company adopted the requirements of Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers, as discussed further in Note 2. All amounts and disclosures set forth in this Quarterly Report on Form 10-Q have been updated to comply with this new standard with results for reporting periods beginning after January 1, 2019 presented under ASU No. 2014-09, while prior period amounts are not adjusted and continue to be reported under the accounting standards in effect for the prior period.

The Company has corrected an immaterial misstatement in the March 31, 2018 Statement of Cash Flows. The Company has reclassified $617,042 of cash paid related to acquisition holdback and earnouts from investing activities to financing activities. There was no impact on the cash flow from operating activities or net change in total cash flows.

2.Summary of Significant Accounting Policies

Except for changes to the Company’s revenue recognition policy, there have been no changes to the Company’s significant accounting policies described in the Annual Report on Form 10-K for the year ended December 31, 2018, filed with the SEC on March 27, 2019. See below for additional accounting policy and transition disclosures.

In June 2018, the Financial Accounting Standards Board (“FASB”) issued ASU 2018-07, Compensation – Stock Compensation (“Topic 718”): Improvements to Nonemployee Share-Based Payment Accounting. The amendments in this ASU provide guidance on accounting for share-based payment transactions for acquiring goods and services from nonemployees. This ASU was effective for fiscal years beginning after December 15, 2018. We adopted this ASU as of January 1, 2019 noting no material impact to the consolidated financial statements.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (“Topic 230”): Classification of Certain Cash Receipts and Cash Payments. The update provides guidance on classification for cash receipts and payments related to eight specific issues. This ASU was effective for fiscal years beginning after December 15, 2018. We adopted this ASU as of January 1, 2019 noting no material impact to the consolidated financial statements.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (“Topic 606”). This ASU supersedes the revenue recognition requirements in ASU Topic 605, Revenue Recognition, and requires the recognition of revenue when promised goods or services are transferred to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. Subsequently, the FASB issued several standards related to ASU 2014-09 (collectively, the “New Revenue Standard”), including the most recent ASU, ASU 2017-14, Income Statement - Reporting Comprehensive Income (“Topic 220”), Revenue Recognition (“Topic 605”), and Topic 606, which was issued in November 2017.

We adopted the requirements of Topic 606 utilizing the modified retrospective method of transition to contracts as of January 1, 2019. The accumulated deficit balance was increased; thus, stockholders’ equity was decreased by $1.7 million as of January 1, 2019 due to the cumulative impact of adopting Topic 606. The impact was primarily related to:

•

$1.7 million increase in deferred revenue related to the Company’s loyalty program. Topic 606 requires us to allocate and defer a portion of revenue attributable to loyalty points earned. The deferred revenue on the loyalty program is recognized as revenue upon redemption of the points or upon breakage. Previously, the Company was recognizing loyalty points under the incremental cost method.

•

$0.1 million reduction in deferred revenue related to class packages. Topic 606 requires us to recognize revenue upon redemption of the class packages for a class or upon breakage. The expected breakage amount is recognized as revenue in proportion to the pattern of rights exercised by the customer. Previously, class packages were recognized as revenue based on aggregate use pattern and breakage was recognized upon expiration of the class packages.

•

$0.1 million increase in deferred revenue related to paid in full memberships. Due to the Company’s general cancellation policy in its membership agreement, under Topic 606 the contract duration ends when the stand-ready obligation is revoked, regardless of the contract’s stated contractual term. As such, revenue is recognized on a daily basis over the membership period. Previously, revenue was recognized ratably over the contract duration.

•	The adoption had no impact to net cash provided by or used in operating, investing or financing activities in the Company’s Condensed Consolidated Statements of Cash Flows.

Impact of New Standard on Financial Statement Line Items

The following tables summarize the effect of the adoption of Topic 606 on the Company’s select line items, included in the unaudited condensed consolidated financial statements as of and for the quarter ended March 31, 2019, as if the previous accounting was in effect.

Condensed Consolidated Balance Sheets

	As of March 31, 2019
	As Reported (ASC 606)	Impacts of Adoption	Without Adoption (ASC 605)
Liabilities
Deferred revenue	$8,274,505	$(1,388,904)	$6,885,601

Stockholders’ Equity
Accumulated deficit	(97,317,744)	1,388,904	(95,928,840)

Condensed Consolidated Statements of Operations

	Three Months Ended March 31, 2019
	As Reported (ASC 606)	Impacts of Adoption	Without Adoption (ASC 605)
Net revenues	$15,691,274	$(299,006)	$15,392,268
Cost of revenues and operating expenses	19,036,922	—	19,036,922
Loss from Operations	(3,345,648)	(299,006)	(3,644,654)
Interest income, net	(39,336)	—	(39,336)
Net loss before income taxes	(3,306,312)	(299,006)	(3,605,318)
Provision for income taxes	5,025	—	5,025
Net Loss	$(3,311,337)	$(299,006)	$(3,610,343)

Summary of Significant Accounting Policies

Revenue Recognition after the adoption of Topic 606 beginning January 1, 2019

Our Company generates revenues primarily from the sale of yoga classes, workshops, teacher training programs and yoga-related retail merchandise, net of discounts, refunds and returns at the time they are granted. Membership, class package, workshop and teacher training revenues are generally paid in advance.

Classes and workshops

Classes are principally sold in two formats—class packages and memberships. Workshops are sold as a single class or as a class pack. Class packages are based on a fixed number of classes, while memberships provide unlimited classes over a certain time period. Class package revenue is recognized when the performance obligation is satisfied upon transfer of a promised service to a student or upon the redemption of a class pack for a class or upon breakage. The expected breakage amount is recognized as revenue in proportion to the pattern of rights exercised by the student. Memberships are offered to students in varying lengths. Membership revenue is recognized on a daily basis during the membership period.

Teacher Training and Workshops

Customers are offered teacher training and workshops in varying program formats and lengths. Revenue is recognized on a straight-line basis over the event period.

MyYogaworks.com Subscription

Subscription Revenue is recognized on a straight-line basis during the subscription period.

Loyalty Program

Revenue on its loyalty program is recognized when the performance obligation is satisfied upon the redemption of the loyalty points for retail products or classes, or upon breakage. Loyalty Points earned are valued at their relative standalone selling price that is calculated using the redemption value method adjusted to reflect the likelihood that some points will not be redeemed or breakage.

Retail

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

Revenue Recognition prior to the adoption of Topic 606 on January 1, 2019

Our Company generates revenues primarily from the sale of yoga classes, workshops, teacher training programs and yoga-related retail merchandise, net of discounts, refunds and returns at the time they are granted. Yoga classes are principally sold in two formats—class packages and memberships. Class packages are based on a fixed number of classes, while memberships provide unlimited classes over a certain time period. Membership, class package, workshop and teacher training revenues are generally paid in advance. There are primarily two types of memberships, monthly memberships and paid-in-full memberships (for six or twelve months), and revenue is recognized over the membership period. Class package revenue is recognized based on aggregate usage patterns. Workshop and teacher training revenue is deferred until the date of the event or is recognized over the period the event takes place. The deferred revenue balance is reduced by refunds in the reporting period which results in less revenue recognized over the service term than originally anticipated.

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

In August 2018, the FASB issued ASU 2018-15 Intangibles – Goodwill and Other – Internal – Use Software (Subtopic 350-40). The amendments in this ASU provide guidance on the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. This ASU is effective for fiscal years beginning after December 15, 2019. Early adoption is permitted. We are evaluating the impact of implementing this update on our consolidated financial statements.

In July 2018, the FASB issued ASU 2018-10, Leases (Topic 842), Codification Improvements and ASU 2018-11 Leases (Topic 842), Targeted Improvements, to provide additional guidance for the adoption of Topic 842. ASU 2018-10 clarifies certain provisions and correct unintended applications of the guidance such as the application of implicit rate, lessee reassessment of lease classification, and certain transition adjustments that should be recognized to earnings rather than to stockholders’ equity. ASU 2018-11 provides an alternative transition method and practical expedient for separating contract components for the adoption of Topic 842. In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). The new standard establishes a right-of-use (“ROU”) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. ASU 2018-11, ASU 2018-10, and ASU 2016-02 (collectively, “the new lease standards”) is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Although early adoption is permitted, we anticipate adopting these provisions in the first quarter of 2020. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. We had $51.3 million of operating lease obligations as of March 31, 2019, and upon adoption of this standard we will record a ROU asset and lease liability equal to the present value of these leases, which will have a material impact on the consolidated balance sheet. However, the recognition of lease expense in the consolidated statement of operations is not expected to change from the current methodology.

3.Acquisitions

Our Company uses acquisitions as one of our strategies to grow our market share, quickly gain students and build on the operating momentum of the acquired businesses. No acquisitions were made in the three months ended March 31, 2019. We completed two acquisitions in 2018, paying total consideration of $721,930, excluding earnouts of $159,000. On April 30, 2018, we acquired Prana Power Yoga (three studios) and on May 24, 2018, we acquired Inner Strength Yoga Studios (two studios) all in the Boston area. The acquisitions were accounted for as a business acquisition in accordance with ASC 805, Business Combinations (“ASC 805”). Under the acquisition method of accounting, the total purchase price was allocated to the net tangible and intangible assets acquired and liabilities assumed, based on their estimated fair values. Any excess amount paid over identifiable assets is recorded as goodwill. The associated goodwill is deductible for tax purposes. The process for estimating the fair values of the acquired studios involves the use of significant estimates and assumptions, including estimating average industry purchase price multiple and estimating future cash flows.

The condensed consolidated statement of operations since the date of each acquisition through March 31, 2019 and the condensed consolidated balance sheet as of March 31, 2019 include the results of operations and the acquired assets and assumed liabilities related to all 2018 acquisitions. For the three months ended March 31, 2019, these acquisitions contributed $430,888 to our Company’s revenues. Net income contributed by these acquisitions was not separately identifiable due to our integration activities and the impact of corporate-level expenses and is impracticable to provide. Acquisition-related costs, including legal fees and all related professional fees, were expensed.

The total purchase price consideration was allocated to the acquired assets and liabilities as follows:

Amount
Inventories	$3,966
Property and equipment	670,060
Intangible assets	52,976
Goodwill	549,000
Other non-current assets	37,432
Total assets acquired	1,313,434

Accounts payable and accrued expenses	159,000
Deferred revenue	354,613
Deferred rent	77,891
Total liabilities assumed	591,504

Net assets acquired	$721,930

4.Property and Equipment

The major classes of property and equipment are as follows:

	As of March 31, 2019	As of December 31, 2018
Computer equipment and purchased software	$678,778	$670,022
Furniture and fixtures	2,886,475	2,744,580
Leasehold improvements	27,702,804	26,792,887
Other equipment	220,092	213,546
Construction-in-progress	511,561	1,075,634
Total property and equipment	31,999,710	31,496,669
Less accumulated depreciation and amortization	(22,031,937)	(21,270,725)
	$9,967,773	$10,225,944

Depreciation and amortization expenses include property and equipment, leasehold improvements and purchased software. We incurred depreciation expense of $761,212 and $831,843 for the three months ended March 31, 2019 and 2018, respectively.

During the first quarter of 2019, we recorded an impairment charge of $174,725 to the property and equipment for one of our studios that was closed in the first quarter of 2019.

5. Goodwill

The changes in the carrying amount of goodwill are as follows:

	As of March 31, 2019	As of December 31, 2018
Goodwill, beginning of period	$663,954	$12,768,773
Goodwill acquired in 2018 (See Note 3)	—	352,000
Goodwill acquired in 2017 (See Note 3)	—	197,000
Total goodwill	663,954	13,317,773
Less impairment	—	(12,653,819)
Goodwill, end of period	$663,954	$663,954

We performed a goodwill impairment test during 2018 that was triggered by the continued decrease in the Company’s market capitalization. We recorded an impairment to goodwill of $12.7 million in 2018. During the first quarter of 2019, we performed an interim goodwill impairment test and no impairment was noted.

6.Deferred Revenue

The following is a reconciliation of the changes in deferred revenue for the three months ended March 31, 2019 and 2018:

	For the Three Months Ended March 31,
	2019	2018
Deferred revenue at beginning of period	$7,276,578	$7,187,948
Cash receipts before deferred revenue	14,992,029	15,788,844
Net revenue for the period	(15,691,274)	(15,529,813)
Deferred revenue from loyalty program	1,687,910	—
Change in gift card liabilities	9,262	(64,091)
Deferred revenue at end of period	$8,274,505	$7,382,888

7.Related Party

Convertible Note Due to Related Party

On March 27, 2017, we issued the new convertible notes (the “New Convertible Notes”) to Great Hill Partners, in the aggregate principal amount of $3.2 million, which were convertible, at the option of the holder, into shares of our Common Stock at a conversion rate of $8.40 per share. The New Convertible Notes consisted of a Subordinated Convertible Promissory Note, dated March 27, 2017, made by us in favor of Great Hill Equity Partners V, L.P., in the principal amount of $3,189,350, and a Subordinated Convertible Promissory Note, dated March 27, 2017, made by us in favor of Great Hill Investors, LLC, in the principal amount of $10,650. Each New Convertible Note had a maturity date of March 27, 2018 and bore interest at an annual rate of 8%. On August 16, 2017, in connection with the consummation of our IPO, the New Convertible Notes were repaid in full.

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

There were no other related party transactions during the three-month period ended March 31, 2019.

8.Common Stock

Initial Public Offering

On August 16, 2017, we completed our IPO whereby we sold 7,300,000 shares of our Common Stock registered at a price of $5.50 per share. We received proceeds from our IPO of $37.6 million after deducting underwriters’ discounts and commissions of $2.5 million, but before deducting offering costs of $2.6 million.

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

9.Loss per Share Attributable to Common Stockholders

The components of basic and diluted loss per share attributable to common stockholders are as follows (in thousands, except share and per share data):

	Three Months Ended March 31,
	2019	2018
Numerator for basic and diluted loss per share attributable to common stockholders:
Net loss	$(3,311,337)	$(3,960,896)
Dividend attributable to participating securities	—	—
Net loss attributable to YogaWorks, Inc. common stockholders	$(3,311,337)	$(3,960,896)

Denominator:
Weighted-average outstanding shares of common stock	16,533,349	16,350,026
Net loss per share attributable to common stockholders:
Basic and diluted	$(0.20)	$(0.24)

For the period ended March 31, 2019, and 2018, there were outstanding options to purchase 3,083,753 and 1,621,877 shares of Common Stock outstanding, respectively, which were excluded from the computation of diluted loss per share because it would be anti-dilutive.

10.Accounting for Stock-Based Compensation

2014 Plan

In July 2014, our Company adopted the 2014 Stock Option and Grant Plan (the “2014 Plan”). Upon adoption of the 2014 Plan, the maximum aggregate number of shares issuable thereunder was 7,499 shares post-reverse split. In March 12, 2017, our Board amended the 2014 Plan to increase the shares of Common Stock reserved for issuance thereunder to 1,695,484. As of March 31, 2019, no shares were issuable under the 2014 Plan.

2017 Plan

In connection with our IPO, we adopted the 2017 Incentive Award Plan (the “2017 Plan”), effective as of August 9, 2017. The aggregate number of shares of Common Stock reserved for issuance pursuant to awards granted under the 2017 Plan equals: (i) 3,904,580, plus (ii) any shares which, as of the effective date of the 2017 Plan, subject to awards under the 2014 Plan which forfeited or lapsed unexercised following the effective date of the 2017 Plan, plus (iii) an annual increase, which increases for 2018 and 2019 are reflected in the amount above, on the first day of each calendar year beginning on January 1, 2018 and ending on and including January 1, 2027 equal to the lesser of (a) 5% of the shares outstanding (on an as-converted basis) on the final day of the immediately preceding calendar year, or (b) such smaller number of shares as determined by our Board.

The 2017 Plan permits the grant of incentive stock options, restricted stock, restricted stock units, stock appreciation rights, performance-based awards to our employees, directors and consultants. Shares issued pursuant to awards under the 2017 Plan that are settled for cash by our Company or that expire or are forfeited will become available for future grant or sale. Shares used to pay the exercise price of an award or to satisfy the minimum tax withholding obligations related to an award will not be available for future grants under the 2017 Plan. As of March 31, 2019, 1,111,094 shares remained available for issuance under the 2017 Plan.

With the exception of accelerated options, our typical options vest over four years from the grant date, with 25% of the award vesting on the first anniversary of the grant date and the remainder vesting over the next 36 months. Stock compensation expense related to these equity awards was recorded based upon the estimated fair value of the shares amortized over the vesting period.

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value (1)
Outstanding at December 31, 2018	1,382,152	$7.28	8.37	$—
Granted	1,807,572	0.58	—	—
Exercised	—	—	—	—
Cancelled	(105,971)	8.28	—	—
Outstanding at March 31, 2019	3,083,753	3.26	8.93	—

Exercisable at March 31, 2019	1,259,913	6.13	7.85	—

(1)	Based on our Company’s closing stock price of $0.92 on March 29, 2019.

Unamortized stock-based compensation expense relating to stock options was $0.8 million at March 31, 2019, which is expected to be recognized over a weighted-average period of 2.3 years.

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

The fair values of stock options granted have been estimated utilizing the following assumptions:

	Three Months Ended March 31,
	2019	2018
Fair value of common stock	$0.28	$2.78
Exercise price of common stock option	0.28	$2.78
Risk-free interest rate	2.50%	2.38%
Expected term (in years)	5.66	6.05
Dividend yield	0.00%	0.00%
Expected volatility	49%	49%

Restricted Stock Units

Our Company granted 67,500 Restricted Stock Units (“RSU”) to our Company’s officers during the three months ended March 31, 2019. All RSU grants vest on the satisfaction of only a service-based condition. As of March 31, 2019, there were 424,560 shares of our Common Stock issuable upon the vesting of outstanding RSU. Unrecognized compensation expenses related to shares of our Common Stock subject to unvested RSU was $0.7 million at March 31, 2019, which is expected to be recognized as expense over the weighted-average period of 1.3 years. The service conditions are generally satisfied for the RSU granted to our officers and Board over four years starting from such person’s hiring or grant date and the earlier to occur of the first anniversary of the grant date or the annual meeting of stockholders, respectively.

For the three months ended March 31, 2019, our Company withheld 25,887 shares of Common Stock (“Net Settlement”) and remitted $14,690 in cash to meet the related tax withholding requirements on behalf of our officers. We will continue to evaluate the Net Settlement of RSU that vest in the future.

Stock-Based Compensation Expense

Our Company recognized stock-based compensation expense related to stock options and RSU, included in general and administrative expenses as follows:

	Three Months Ended March 31,
	2019	2018
Stock-based compensation	$369,684	$452,176

11.Income Taxes

Our effective income tax rate for the three months ended March 31, 2019 and 2018 was (0.15)% and (0.44)%, respectively. Our effective income tax rate is evaluated and adjusted at each interim period as facts and circumstances warrant. The difference between federal income taxes computed at the federal statutory rate and reported income taxes for the three months ended March 31, 2019 and 2018 was primarily related to the impact of the valuation allowance and state income taxes.

At March 31, 2019, we have no unrecognized tax benefits. We believe that there are no uncertain tax positions for which it is reasonably possible that will produce a material effect to the financial statements over the next 12 months. We recognize interest and penalties on taxes, if any, related to unrecognized tax benefits as income tax expense. As of March 31, 2019, and 2018, we had no material uncertain tax positions to be accounted for in the financial statements; accordingly, no interest or penalties on taxes were recognized for the three months ended March 31, 2019 and for the same period in 2018.

Pursuant to Internal Revenue Code (“IRC”), Sections 382 and 383, annual use of our net operating loss carryforwards may be limited in the event a cumulative change in ownership of more than 50% occurred within a three-year period. We have not completed an IRC Section 382 and 383 analysis regarding the limitation of net operating loss carryforwards. As there is a full valuation allowance applied to the deferred taxes, a Section 382 limitation will not have an effect on the deferred taxes or the income tax rate.

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

Four substantially similar putative class action complaints were filed in the Superior Court of the State of California, County of Los Angeles, captioned Salazar v. YogaWorks, Inc., et al. (filed November 26, 2018); Johnson v. YogaWorks, Inc., et al. (filed December 19, 2018); Lowinger v. YogaWorks, Inc. et al. (filed December 21, 2018); and Mirza v. YogaWorks, Inc., et al. (filed January 17, 2019). These four state court actions were consolidated into the Salazar case by the Court on April 17, 2019 and assigned to Judge Maren Nelson for all purposes. Additionally, two putative class action complaints, substantially similar to the state court securities actions, captioned Cohen v. YogaWorks, Inc., et al. (filed December 27, 2018) and Dellinger v. YogaWorks, Inc., et al. (filed February 8, 2019) were filed in the United States District Court for the District of Central California. These lawsuits were brought by purported stockholders of YogaWorks alleging violations of the Securities Act of 1933 for alleged misstatements and omissions in offering documents related to YogaWorks’ IPO that took place on August 11, 2017. The lawsuits name as defendants YogaWorks, certain of its current and former officers and directors, YogaWorks’ majority shareholder, and certain underwriters of YogaWorks’ IPO. A status conference has been set for the consolidated Salazar matter for June 28, 2019. Pending further order of the court, no response is currently due. On March 21, 2019, the federal court actions were consolidated, and Inter-Local Pension Fund GCC/IBT’s were appointed as Lead Plaintiff. On April 3, 2019, the Court ordered that Lead Plaintiff’s amended complaint is due by May 21, 2019; Defendants’ motion(s) to dismiss is due by July 23, 2019; Plaintiffs’ opposition(s) to the motion(s) to dismiss is due by September 24, 2019; Defendants’ reply/replies in support of their motion(s) to dismiss are due by November 21, 2019; and the hearing on Defendants’ motion(s) to dismiss is set for December 9, 2019 at 1:30 p.m. The outcomes of the legal proceedings are inherently unpredictable, subject to significant uncertainties, and could be material to YogaWorks’ financial condition, results of operations, and cash flows for a particular period. YogaWorks intends to vigorously defend the claims asserted against it.

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

13.Subsequent Events

On May 3, 2019, our Company’s securities were transferred from the Nasdaq Global Market to the Nasdaq Capital Market.

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

	At or For Three Months Ended March 31,
Metric	2019	2018
Studios (period end)	68	66
Student visits(1)	897,867	918,386
Studio classes(2)	58,832	56,850

(1)	Student visits include each student’s attendance at a class in such period in which a teacher fee was paid for such class.
(2)	Studio classes include each completed class held at a studio in such period.

Components of Our Financial Performance

In assessing the financial performance of our business, we consider a variety of financial and operating metrics, including the following:

Net revenues. We derive revenues primarily from conducting yoga classes, both in our studios and through MyYogaWorks.com. We also derive additional revenues from teacher training programs, workshops and the sale of yoga-related retail merchandise. We expect net revenues from teacher training programs, workshops and the sale of yoga-related retail merchandise to generally be consistent as a percentage of our total net revenues year-to-year because net revenue from teacher trainings, workshops and retail sales are primarily driven by the same key metrics that drive our yoga class revenue, namely, the number of studios we operate, the number of student visits to our studios and the number of classes we conduct at our studios. Our students generally pay for their visits through membership fees (unlimited classes), multi-class packages (fixed number of classes) and drop-in (single class) purchases. Membership, class package, workshop and teacher training revenues are generally paid in advance. There are primarily two types of memberships, monthly memberships and paid-in-full memberships (for six or twelve months), and revenue is recognized over the membership period. Class package revenue is recognized based on aggregate usage patterns as required by GAAP. Workshop and teacher training revenue is deferred until the date of the event or is recognized over the period the event takes place. In addition, social commerce revenue is generated from class package sales through third party channels (i.e. ClassPass and Groupon).

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

As a public company, we incur significant legal, accounting and other expenses that we did not incur as a private company. Compliance with the rules and regulations of the SEC has increased our legal and financial compliance costs and has made some of our corporate and administrative activities more time consuming and costly. In addition, our management and other personnel devote substantial time to these public company requirements. In particular, we incur significant expenses and devote substantial management effort toward ensuring our compliance with the requirements of applicable laws and regulations. In addition, we have hired additional accounting and financial staff with appropriate public company experience and technical accounting knowledge.

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

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, the dollar variance and percentages of certain items included in our Condensed Consolidated Statements of Operations:

Quarter Ended March 31, 2019 Compared to Quarter Ended March 31, 2018 (Unaudited)

	Quarter Ended March 31,		Variance
(in thousands)	2019	2018	Dollar	Percent
Net revenues	$15,691	$15,530	$161	1%
Cost of revenues and operating expenses:
Cost of revenues	6,145	5,924	221	4%
Center operations	6,842	6,772	70	1%
General and administrative expenses	4,376	4,405	(29)	(1%)
Depreciation and amortization	1,499	2,379	(880)	(37%)
Asset impairment	174	—	174	N/A
Total cost of revenues and operating expenses	19,036	19,480	(444)	(2%)
Loss from operations	(3,345)	(3,950)	605	(15%)
Interest income, net	(39)	(6)	(33)	550%
Net loss before income taxes	(3,306)	(3,944)	638	(16%)
Provision for income taxes	5	17	(12)	(71%)
Net loss	$(3,311)	$(3,961)	$650	(16%)

Net revenues

The slight increase in net revenues for the quarter ended March 31, 2019, as compared to the same period in 2018, was primarily due to an increase in the number of studios. Membership sales increased by $1.7 million for the quarter ended March 31, 2019, compared to the same period in 2018, due to revenue from acquired studios and marketing initiatives towards monthly memberships at all studios. Other changes in net revenues between the comparable periods included an increase in social commerce of $0.3 million. These increases were offset by $1.3 million decrease in sales from multi-class packages due to discontinued marketing initiatives towards the sale of class packs. In addition, sales from teacher training decreased by $0.2 million due to lower number of events held between the comparable periods and retail sales decreased by $0.1 million. Unearned revenue increased by $0.1 million due to the adoption of Topic 606.

Cost of revenues

The $0.2 million or 4% increase in cost of revenues for the quarter ended March 31, 2019, as compared to the same period in 2018, was primarily due to $0.2 million higher payroll related costs from the acquired studios.

Center operations

The slight increase in center operations for the quarter ended March 31, 2019, as compared to the same period in 2018, was primarily due to center operations costs from the acquired studios of $0.2 million and an increase in taxes and licenses of $0.1 million. These increases were offset by a decrease in rent expense of $0.2 million.

General and administrative

The slight decrease in general and administrative expenses for the quarter ended March 31, 2019, as compared to the same period in 2018, was primarily due to decrease in professional fees for audit, legal, and consulting services of $0.2 million and decrease in travel expenses of $0.1 million. These decreases were offset by an increase in studio marketing of $0.1 million for the new studios as well as more promotional campaigns and web advertisements and an increase in maintenance of $0.1 million for all our studios.

Depreciation and amortization

The $0.9 million or 37% decrease in depreciation and amortization expense between the quarters ended March 31, 2019 and March 31, 2018 was due to lower depreciation and amortization from assets that were fully amortized during the period offset by the depreciation and amortization from the acquired studios.

Asset impairment

For the quarter ended March 31, 2019, we recorded an impairment charge of $0.2 million to the property and equipment for one of our studios that was closed in the first quarter of 2019. No asset impairment was booked for the quarter ended March 31, 2018.

Interest income, net

The slight increase in interest income, net for the quarter ended March 31, 2019, as compared to the same period in 2018, was due to an increase in interest income from depository accounts.

Provision for (benefit from) income taxes

There was no material change in the provision for income taxes between the three months ended March 31, 2019 and 2018. Our effective income tax rate was (0.15)% for the three months ended March 31, 2019 and (0.44)% for the three months ended March 31, 2018.

Non-GAAP financial measures

In addition to our results determined in accordance with GAAP, we use Adjusted EBITDA, Studio-Level EBITDA and Adjusted net loss which are not calculated in accordance with GAAP. We use these financial measures to understand and evaluate our business. Adjusted EBITDA is a supplemental measure of the operating performance of our core business operations. Studio-Level EBITDA is a supplemental measure of our operating performance of our studios. Adjusted net loss is a supplemental measure of operating performance that is adjusted for certain non-recurring items that we do not believe directly reflect our core business operations. Accordingly, we believe Adjusted EBITDA, Studio-Level EBITDA and Adjusted net loss provide useful information to investors and others in understanding and evaluating our Company’s operating results in the same manner as management and our Board. Non-GAAP financial measures should not be considered in isolation from, or as a substitute for, financial information prepared in accordance with GAAP.

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

Adjusted EBITDA and Studio-Level EBITDA

The following table presents a reconciliation of Adjusted EBITDA and Studio-Level EBITDA to Net loss:

	Three Months Ended March 31,
	2019	2018
(in thousands)	(Unaudited)
Net loss	$(3,311)	$(3,961)
Interest income, net	(39)	(6)
Provision for income taxes	5	17
Depreciation and amortization	1,499	2,379
Asset impairment	174	—
Deferred rent(a)	108	(5)
Stock based compensation(b)	370	452
Legal settlement(c)	46	—
Professional fees(d)	5	55
Studio closure expenses(e)	6	—
Adjusted EBITDA	(1,137)	(1,069)
Other general and administrative expenses(f)	3,955	3,898
Studio-Level EBITDA	$2,818	$2,829

(a)	Reflects the extent to which our rent expense for the period has been above or below our cash rent payments.
(b)	Non-cash charges related to equity-based compensation programs, which vary from period to period depending on timing of awards and forfeitures.
(c)	Legal settlement expenses incurred in the period to settle claims.
(d)	Professional fees are related to certain accounting, tax and consulting services.
(e)	Represents closure expenses of one Boston area studio that closed in the first quarter of 2019.
(f)

Represents general and administrative expenses that are corporate and regional expenses and not incurred by our studios, and which are primarily comprised of expenses related to (i) wages and benefits of corporate and regional employees, (ii) non-studio rent, utilities and maintenance, (iii) corporate and regional marketing and advertising, and (iv) corporate professional fees. Other general and administrative expenses exclude any general and administrative expenses related to deferred rent, stock-based compensation, legal settlement, severance, executive recruiting, professional fees or any other general and administrative expenses that are included in the reconciliation of net loss to Adjusted EBITDA.

Adjusted net loss

The following table presents a reconciliation of Adjusted net loss to Net loss for each of the periods indicated:

	Three Months Ended March 31,
	2019	2018
(in thousands)	(Unaudited)
Net loss	$(3,311)	$(3,961)
Asset impairment	174	—
Stock based compensation(a)	370	452
Legal settlement(b)	46	—
Professional fees(c)	5	55
Studio closure expenses (d)	6	—
Adjusted net loss	$(2,710)	$(3,454)

(a)	Non-cash charges related to equity-based compensation programs, which vary from period to period depending on timing of awards and forfeitures.
(b)	Legal settlement expenses incurred in the period to settle claims.
(c)	Professional fees related to certain accounting, tax and consulting services.
(d)	Represents closure expenses of one Boston area studio that closed in the first quarter of 2019.

Liquidity and Capital Resources

We have a history of operating losses and an accumulated deficit of $97.3 million as of March 31, 2019. In addition, we had negative working capital of $4.0 and $0.6 million at March 31, 2019 and December 31, 2018, respectively. As disclosed in our most recent Annual Report on Form 10-K, the Company needs additional financing to fund its operations. These conditions raise substantial doubt about our ability to continue as a going concern. Historically, we have satisfied our liquidity needs primarily through cash generated from financing activities. Our principal liquidity needs include cash used for operations (such as rent and labor costs), acquisitions, capital expenditures for the development of new studios and other capital expenditures necessary to improve existing studios, primarily leasehold improvements and additional furniture and fixtures.

The accompanying interim unaudited financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business, and do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or amounts and classification of liabilities that may result from the outcome of this uncertainty. At May 14, 2019, the Company is in the process of obtaining additional financing. The Company may sell additional equity, issue debt securities or obtain a credit facility. However, the Company may not be able to secure such financing in a timely manner or on favorable terms. Without additional funds, the Company may choose to delay or reduce its operating or investment expenditures which may have a material adverse effect on operations.

Selected Cash Flow Data

The following table and discussion presents, for the periods indicated, a summary of net cash flow data from operating, investing and financing activities.

	Three Months Ended March 31,
	2019	2018
(in thousands)	(Unaudited)
Used in operating activities	$(4,683)	$(2,663)
Used in investing activities	(685)	(1,043)
Used in provided by financing activities	(14)	(74)
Decrease in cash and cash equivalents	(5,382)	(3,780)
Cash and cash equivalents, beginning of period	11,447	22,095
Cash and cash equivalents, end of period	6,065	18,315
Adjusted studio operating cash flows	$2,105	$3,069

Net cash used in operating activities

Net cash used in operating activities has been driven by marketing initiatives and the enhancement of classes and events we provide to our students as well as the impact of general and administrative expenses related to the infrastructure to support our expected growth.

For the three months ended March 31, 2019, $2.1 million or 63% of our net loss of $3.3 million consisted of non-cash items, including depreciation and amortization expense of $1.5 million, stock-based compensation expense of $0.4 million and asset impairment of $0.2 million. Net cash used in operating activities in the three months ended March 31, 2019 also included a $1.3 million decrease in accounts payable and accrued expenses and $0.6 million decrease in accrued compensation primarily due to the timing of payments, a $1.3 million increase in prepaid and other current assets due to an increase in prepaid rent, and a $0.7 million decrease in deferred revenue due to the timing of when memberships and class packages had been sold and when the corresponding revenue recognized for such sales occurred.

For the three months ended March 31, 2018, $3.1 million or 78% of our net loss of $4.0 million consisted of non-cash items, including depreciation and amortization expense of $2.4 million, stock-based compensation expense of $0.5 million, and change in deferred revenue of $0.2 million due to timing of when memberships and class packages had been sold and when the corresponding revenue recognized for such sales occurred. Net cash used in operating activities in the three months ended March 31, 2018 also included a $0.8 million decrease in accrued compensation and a $0.7 million decrease in accounts payable and accrued expenses as both decreases are primarily due to the timing of payments, and a $0.1 million increase in prepaid expenses and other current assets.

Net cash used in investing activities

For the three months ended March 31, 2019 and 2018, our net cash used in investing activities was primarily due to the purchases of property and equipment for $0.7 million and $0.4 million, respectively.

Net cash used in financing activities

For the three months ended March 31, 2019, our net cash used in financing activities resulted from share repurchases to satisfy tax withholding on vested RSU.

For the three months ended March 31, 2018, our net cash used in financing activities resulted from $0.6 million for subsequent acquisition-related payments and $0.1 million for share repurchases to satisfy tax withholding on vested RSU.

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

Adjusted studio operating cash flow is reconciled from net cash provided by operating activities determined under GAAP as follows:

	Three Months Ended March 31,
(in thousands)	2019	2018
Net cash (used in) provided by operating activities	$(4,683)	$(2,663)
Changes to operating assets and liabilities(a)	2,829	1,738
Deferred Revenue from acquisitions(b)	(9)	64
Other general and administrative expenses excluding SBC(c)	4,012	3,953
Interest and provision for income taxes(d)	(44)	(23)
Adjusted studio operating cash flow	$2,105	$3,069

(a)

Represents changes in operating assets and liabilities including (i) inventories, (ii) prepaid and other current assets, (iii) other noncurrent assets, (iv) accounts payable and accrued expenses, and (v) accrued compensation.

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

Off-Balance Sheet Arrangements

As of March 31, 2019, our Company did not have any off-balance sheet arrangements.

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

Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of March 31, 2019, our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by our Company in the reports it files or submits with the SEC is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and is accumulated and communicated to our management, including the principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Four substantially similar putative class action complaints were filed in the Superior Court of the State of California, County of Los Angeles, captioned Salazar v. YogaWorks, Inc., et al. (filed November 26, 2018); Johnson v. YogaWorks, Inc., et al. (filed December 19, 2018); Lowinger v. YogaWorks, Inc. et al. (filed December 21, 2018); and Mirza v. YogaWorks, Inc., et al. (filed January 17, 2019). These four state court actions were consolidated into the Salazar case by the Court on April 17, 2019 and assigned to Judge Maren Nelson for all purposes. Additionally, two putative class action complaints, substantially similar to the state court securities actions, captioned Cohen v. YogaWorks, Inc., et al. (filed December 27, 2018) and Dellinger v. YogaWorks, Inc., et al. (filed February 8, 2019) were filed in the United States District Court for the District of Central California. These lawsuits were brought by purported stockholders of YogaWorks alleging violations of the Securities Act of 1933 for alleged misstatements and omissions in offering documents related to YogaWorks’ IPO that took place on August 11, 2017. The lawsuits name as defendants YogaWorks, certain of its current and former officers and directors, YogaWorks’ majority shareholder, and certain underwriters of YogaWorks’ IPO. A status conference has been set for the consolidated Salazar matter for June 28, 2019. Pending further order of the court, no response is currently due. On March 21, 2019, the federal court actions were consolidated, and Inter-Local Pension Fund GCC/IBT’s were appointed as Lead Plaintiff. On April 3, 2019, the Court ordered that Lead Plaintiff’s amended complaint is due by May 21, 2019; Defendants’ motion(s) to dismiss is due by July 23, 2019; Plaintiffs’ opposition(s) to the motion(s) to dismiss is due by September 24, 2019; Defendants’ reply/replies in support of their motion(s) to dismiss are due by November 21, 2019; and the hearing on Defendants’ motion(s) to dismiss is set for December 9, 2019 at 1:30 p.m. The outcomes of the legal proceedings are inherently unpredictable, subject to significant uncertainties, and could be material to YogaWorks’ financial condition, results of operations, and cash flows for a particular period. YogaWorks intends to vigorously defend the claims asserted against it.

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

Item 1A. Risk Factors

Our business faces many risks. Any of the risks discussed in this quarterly report or our other SEC filings could have a material impact on our business, financial position or results of operations. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also impair our business operations. For a detailed discussion of the risk factors that should be understood by any investor contemplating investment in our securities, please refer to Part I, Item 1A, Risk Factors, in our 2018 Annual Report on Form 10-K. There have been no material changes to the risk factors set forth in our 2018 Annual Report on Form 10-K.

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

10.1

Amendment No. 1 to Employment Agreement, dated as of April 18, 2019, by and between YogaWorks, Inc. and Vance Chang (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on April 19, 2019).

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

YogaWorks, Inc.

Date: May 14, 2019	By:	/s/ Rosanna McCollough
Rosanna McCollough
President and Chief Executive Officer

Date: May 14, 2019	By:	/s/ Vance Chang
Vance Chang
Chief Financial Officer