Form 10-Q
period 2019-06-30
YogaWorks, Inc.
filed 2019-08-14
CIK 1703497

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

Securities registered pursuant to Section 12(b) of the Act: None (1)

(1)

On July 25, 2019, YogaWorks, Inc. (the “Company”) filed a Form 25, Notification of Removal From Listing and/or Registration Under Section 12(b) of the Securities and Exchange Act of 1934, with the Securities and Exchange Commission to delist the Company’s common stock, par value $0.001 per share (“Common Stock”), from The NASDAQ Stock Market (“NASDAQ”).  On August 5, 2019, the Company filed a Form 15 with the Securities and Exchange Commission to deregister the Common Stock under Section 12(g) of the Securities Exchange Act of 1934.  The Company intends to continue to use efforts to suspend and cease its reporting obligations under the Securities Exchange Act of 1934 as soon as reasonably practicable.

As of August 13, 2019, the registrant had 16,998,748 shares of common stock, $0.001 par value per share, outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

YogaWorks, Inc.

Condensed Consolidated Balance Sheets (Unaudited)

	As of June 30,2019	As of December 31, 2018
Assets
Current assets
Cash and cash equivalents	$4,917,559	$11,447,318
Inventories	1,017,882	1,148,449
Prepaid expenses and other current assets	790,863	936,757
Total current assets	6,726,304	13,532,524
Property and equipment, net	10,842,396	10,225,944
Intangible assets, net	11,901,519	13,291,502
Goodwill	663,954	663,954
Other non-current assets	1,212,659	1,327,775
Total assets	$31,346,832	$39,041,699

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable and accrued expenses	$4,175,111	$4,905,204
Accrued compensation	1,973,847	1,802,047
Deferred revenue	8,736,650	7,276,578
Current portion of deferred rent	147,502	124,319
Total current liabilities	15,033,110	14,108,148
Deferred rent, net of current portion	4,082,612	3,975,391
Total liabilities	19,115,722	18,083,539

Commitments and Contingencies (Note 10)

Stockholders’ equity
Common stock $0.001 par value; 50,000,000 shares authorized, 16,987,120 issued and 16,774,440 outstanding at June 30, 2019 and 50,000,000 shares authorized, 16,639,586 issued and 16,494,838 outstanding at December 31, 2018	16,775	16,496
Additional paid in capital	113,898,297	113,260,161
Accumulated deficit	(101,683,962)	(92,318,497)
Total stockholders’ equity	12,231,110	20,958,160
Total liabilities and stockholders’ equity	$31,346,832	$39,041,699

See accompanying notes to condensed consolidated financial statements.

YogaWorks, Inc.

Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net revenues	$13,913,760	$14,870,362	$29,605,034	$30,400,175
Cost of revenues and operating expenses
Cost of revenues	5,345,496	5,755,974	11,490,315	11,679,823
Center operations	6,907,444	7,061,573	13,749,438	13,833,489
General and administrative expenses	4,494,248	4,054,012	8,869,964	8,458,945
Depreciation and amortization	1,549,032	2,218,271	3,048,700	4,597,028
Goodwill impairment	—	2,474,819	—	2,474,819
Asset impairment	—	—	174,725	—
Total cost of revenues and operating expenses	18,296,220	21,564,649	37,333,142	41,044,104
Loss from operations	(4,382,460)	(6,694,287)	(7,728,108)	(10,643,929)
Interest income, net	23,011	44,142	62,347	50,272
Net loss before income taxes	(4,359,449)	(6,650,145)	(7,665,761)	(10,593,657)
Provision for income taxes	6,769	528	11,794	17,912
Net loss	$(4,366,218)	$(6,650,673)	$(7,677,555)	$(10,611,569)

Basic and diluted net loss per share attributable to common stockholders	$(0.26)	$(0.41)	$(0.46)	$(0.65)
Weighted-average number of shares used in calculating loss per share attributable to common stockholders:
Basic and diluted common shares	16,604,330	16,382,505	16,569,035	16,367,796

See accompanying notes to condensed consolidated financial statements.

YogaWorks, Inc.

Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)

	Three Months Ended June 30, 2018
	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Par Value	Capital	Deficit	Equity
Balance as of April 1, 2018	16,362,955	$16,363	$112,028,925	$(61,092,467)	$50,952,821
Vesting of restricted stock units	104,182	105	(105)	—	—
Repurchase of shares to satisfy tax withholding	(6,636)	(7)	(10,020)	—	(10,027)
Stock-based compensation	—	—	497,433	—	497,433
Net loss	—	—	—	(6,650,673)	(6,650,673)
Balance as of June 30, 2018	16,460,501	$16,461	$112,516,233	$(67,743,140)	$44,789,554

	Six Months Ended June 30, 2018
	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Par Value	Capital	Deficit	Equity
Balance as of January 1, 2018	16,332,510	$16,333	$111,650,415	$(57,131,571)	54,535,177
Vesting of restricted stock units	160,533	161	(161)	—	—
Repurchase of shares to satisfy tax withholding	(32,542)	(33)	(83,630)	—	(83,663)
Stock-based compensation	—	—	949,609	—	949,609
Net loss	—	—	—	(10,611,569)	(10,611,569)
Balance as of June 30, 2018	16,460,501	$16,461	$112,516,233	$(67,743,140)	$44,789,554

	Three Months Ended June 30, 2019
	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Par Value	Capital	Deficit	Equity
Balance as of April 1, 2019	16,608,238	$16,609	$113,615,042	$(97,317,744)	$16,313,907
Vesting of restricted stock units	201,977	202	(202)	—	—
Repurchase of shares to satisfy tax withholding	(35,775)	(36)	(23,766)	—	(23,802)
Stock-based compensation	—	—	307,223	—	307,223
Net loss	—	—	—	(4,366,218)	(4,366,218)
Balance as of June 30, 2019	16,774,440	$16,775	$113,898,297	$(101,683,962)	$12,231,110

	Six Months Ended June 30, 2019
	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Par Value	Capital	Deficit	Equity
Balance as of January 1, 2019	16,494,838	$16,496	$113,260,161	$(92,318,497)	$20,958,160
Vesting of restricted stock units	341,264	341	(341)	—	—
Repurchase of shares to satisfy tax withholding	(61,662)	(62)	(38,430)	—	(38,492)
Stock-based compensation	—	—	676,907	—	676,907
Impact of Adopting Topic 606	—	—	—	(1,687,910)	(1,687,910)
Net loss	—	—	—	(7,677,555)	(7,677,555)
Balance as of June 30, 2019	16,774,440	$16,775	$113,898,297	$(101,683,962)	$12,231,110

See accompanying notes to condensed consolidated financial statements.

YogaWorks, Inc.

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended June 30,
	2019	2018
Cash flows from operating activities
Net loss	$(7,677,555)	$(10,611,569)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,048,700	4,597,028
Goodwill impairment	—	2,474,819
Asset impairment	174,725	—
Deferred tax	—	12,641
Stock-based compensation expense	676,907	949,609
Changes to operating assets and liabilities, net of effects from acquisitions:
Inventories	130,567	(6,386)
Prepaid expenses and other current assets	145,894	(930,279)
Other non-current assets	115,116	(52,751)
Accounts payable and accrued expenses	(1,413,307)	(857,643)
Accrued compensation	171,800	(212,042)
Deferred revenue	(227,838)	2,739
Deferred rent and other non-current liabilities	130,404	83,116
Net cash used in operating activities	(4,724,587)	(4,550,718)
Cash flows from investing activities
Purchases of property, equipment, and intangible assets	(1,766,680)	(629,662)
Cash paid for acquisitions, net of earnouts	—	(721,930)
Net cash used in investing activities	(1,766,680)	(1,351,592)
Cash flows from financing activities
Repurchase of shares to satisfy tax withholding	(38,492)	(83,663)
Acquisition earnout and holdback payments	—	(643,694)
Net cash used in financing activities	(38,492)	(727,357)
Decrease in cash and cash equivalents	(6,529,759)	(6,629,667)
Cash and cash equivalents, beginning of period	11,447,318	22,095,216
Cash and cash equivalents, end of period	$4,917,559	$15,465,549
Supplemental cash flow information
Effect of the adoption of Topic 606 on deferred revenue	$1,687,910	$—
Non-cash investing activities:
Purchases of property and equipment financed by accounts payable and accrued expenses	683,214	—
Purchase consideration liabilities related to acquisitions	—	159,000

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

NASDAQ Listing

The Company’s 7,300,000 shares of common stock (“Common Stock”) sold on our initial public offering (“IPO”) were traded on the Nasdaq Global Market. On May 3, 2019, our Company’s securities were transferred from the Nasdaq Global Market to the Nasdaq Capital Market (“NASDAQ”).

On July 25, 2019, we filed a Form 25, Notification of Removal From Listing and/or Registration Under Section 12(b) of the Securities Exchange Act of 1934, with the Securities and Exchange Commission to delist the Company’s common stock from NASDAQ.  On August 1, 2019, NASDAQ permanently suspended the trading of our common stock.

On August 5, 2019, we filed a Form 15, Certification and Notice of Termination of Registration Under Section 12(g) of the Securities Exchange Act of 1934 or Suspension of Duty to File Reports Under Sections 13 and 15(d) of the Securities Exchange Act of 1934.

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

As of June 30, 2019, we owned and operated 68 yoga studios in nine regional markets. The following table illustrates the studio locations by regional market:

	Three Months Ended June 30,				Six Months Ended June 30,
	2019		2018		2019		2018
Regional Market	Number of Studios(1)	Percentage of Net Revenues(2)	Number of Studios(1)	Percentage of Net Revenues(2)	Number of Studios(1)	Percentage of Net Revenues(2)	Number of Studios(1)	Percentage of Net Revenues(2)
Los Angeles	17	34%	17	34%	17	34%	17	34%
Northern California	13	22%	13	21%	13	23%	13	22%
Houston	7	9%	7	9%	7	8%	7	9%
New York City(3)	4	8%	5	10%	4	8%	5	11%
Baltimore	7	7%	7	6%	7	7%	7	6%
Boston(4)	6	6%	8	5%	6	6%	8	4%
Orange County (California)	4	6%	4	6%	4	6%	4	6%
Washington, D.C.	6	5%	6	4%	6	5%	6	4%
Atlanta	4	3%	4	5%	4	3%	4	4%
Total Studios	68		71		68		71

(1)	Number of studios as of June 30, 2019 and 2018.
(2)

For the three and six months ended June 30, 2019 and 2018, assumes that any net revenues for teacher training, workshops and MyYogaWorks.com for such period are allocated to the regional markets on a proportional basis based on the market’s share of total studio net revenues for such period.

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

Liquidity and Going Concern

We have a history of operating losses and an accumulated deficit of $101.7 million as of June 30, 2019. In addition, we had negative working capital of $8.3 million and $0.6 million at June 30, 2019 and December 31, 2018, respectively. As disclosed in our most recent Annual Report on Form 10-K, the Company needs additional financing to fund its operations. These conditions raise substantial doubt about our ability to continue as a going concern. Historically, we have satisfied our liquidity needs primarily through cash generated from financing activities. Our principal liquidity needs include cash used for operations (such as rent and labor costs), acquisitions, capital expenditures necessary to improve existing studios, primarily leasehold improvements and additional furniture and fixtures. We have suspended acquiring or developing new studios to reduce our liquidity needs.

The accompanying interim unaudited financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business, and do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or amounts and classification of liabilities that may result from the outcome of this uncertainty. As of August 14, 2019, the Company is in the process of seeking additional financing. The Company may sell additional equity, issue debt securities or obtain a credit facility. However, the Company may not be able to secure such financing in a timely manner or on favorable terms.  The Company is delaying and reducing its operating and investing expenditures, and negotiating rent reductions or lease buyouts with its landlords and will continue to do so, which may have a material adverse effect on operations.

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

The Company has corrected an immaterial misstatement in the June 30, 2018 Statement of Cash Flows. The Company has reclassified $643,694 of cash paid related to acquisition holdback and earnouts from investing activities to financing activities. There was no impact on the cash flow from operating activities or net change in total cash flows.

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

Impact of New Standard on Financial Statement Line Items

The following tables summarize the effect of the adoption of Topic 606 on the Company’s select line items, included in the unaudited condensed consolidated financial statements as of and for the quarter ended June 30, 2019, as if the previous accounting was in effect.

Condensed Consolidated Balance Sheets

	As of June 30, 2019
	As Reported (ASC 606)	Impacts of Adoption	Without Adoption (ASC 605)
Liabilities
Deferred revenue	$8,736,650	$(1,504,306)	$7,232,344

Stockholders’ Equity
Accumulated deficit	(101,683,962)	1,504,306	(100,179,656)

Condensed Consolidated Statements of Operations

	Three Months Ended June 30, 2019
	As Reported (ASC 606)	Impacts of Adoption	Without Adoption (ASC 605)
Net revenues	$13,913,760	$3,019	$13,916,779
Cost of revenues and operating expenses	18,296,220	—	18,296,220
Loss from Operations	(4,382,460)	3,019	(4,379,441)
Interest income, net	23,011	—	23,011
Net loss before income taxes	(4,359,449)	3,019	(4,356,430)
Provision for income taxes	6,769	—	6,769
Net Loss	$(4,366,218)	$3,019	$(4,363,199)
Net loss per share, basic and diluted	$(0.26)		$(0.26)
Weighted average common stock outstanding, basic and diluted	16,604,330		16,604,330

	Six Months Ended June 30, 2019
	As Reported (ASC 606)	Impacts of Adoption	Without Adoption (ASC 605)
Net revenues	$29,605,034	$(295,987)	$29,309,047
Cost of revenues and operating expenses	37,333,142	—	37,333,142
Loss from Operations	(7,728,108)	(295,987)	(8,024,095)
Interest income, net	62,347	—	62,347
Net loss before income taxes	(7,665,761)	(295,987)	(7,961,748)
Provision for income taxes	11,794	—	11,794
Net Loss	$(7,677,555)	$(295,987)	$(7,973,542)
Net loss per share, basic and diluted	$(0.46)		$(0.48)
Weighted average common stock outstanding, basic and diluted	16,569,035		16,569,035

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

Practical Expedients

For each revenue stream, excluding revenue from retail merchandise, the Company has elected the practical expedient to apply Topic 606 to a portfolio of similar contracts on each revenue stream, as it is not reasonably expected to result in materially different outcomes compared to individually accounting for the contracts.  The services promised by the Company in exchange for consideration are identical with the only variability being the number of the memberships, number of class packs, and length or format of the training, respectively.

In addition, the Company has elected the practical expedient that allows an entity to recognize revenue in the amount for which it has the right to invoice. The Company’s stand-ready obligation to provide access to its facilities for members to attend any class during the duration of their membership is a performance obligation satisfied over time, which can be measured using a time-based measurement. The Company bills the monthly membership fees and recognizes the revenue on a daily basis, which corresponds to the identified contractual period.

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

In July 2018, the FASB issued ASU 2018-10, Leases (Topic 842), Codification Improvements and ASU 2018-11 Leases (Topic 842), Targeted Improvements, to provide additional guidance for the adoption of Topic 842. ASU 2018-10 clarifies certain provisions and correct unintended applications of the guidance such as the application of implicit rate, lessee reassessment of lease classification, and certain transition adjustments that should be recognized to earnings rather than to stockholders’ equity. ASU 2018-11 provides an alternative transition method and practical expedient for separating contract components for the adoption of Topic 842. In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). The new standard establishes a right-of-use (“ROU”) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. ASU 2018-11, ASU 2018-10, and ASU 2016-02 (collectively, “the new lease standards”) is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Although early adoption is permitted, we anticipate adopting these provisions in the first quarter of 2020. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. We had $51.7 million of operating lease obligations as of June 30, 2019, and upon adoption of this standard we will record a ROU asset and lease liability equal to the present value of these leases, which will have a material impact on the consolidated balance sheet. However, the recognition of lease expense in the consolidated statement of operations is not expected to change from the current methodology.

3.Acquisitions

Our Company uses acquisitions as one of our strategies to grow our market share, quickly gain students and build on the operating momentum of the acquired businesses. No acquisitions were made during the six months ended June 30, 2019. We completed two acquisitions in 2018, paying total consideration of $721,930, excluding earnouts of $159,000. On April 30, 2018, we acquired Prana Power Yoga (three studios), and on May 24, 2018, we acquired Inner Strength Yoga Studios (two studios) all in the Boston area. The acquisitions were accounted for as a business acquisition in accordance with ASC 805, Business Combinations (“ASC 805”). Under the acquisition method of accounting, the total purchase price was allocated to the net tangible and intangible assets acquired and liabilities assumed, based on their estimated fair values. Any excess amount paid over identifiable assets is recorded as goodwill. The associated goodwill is deductible for tax purposes. The process for estimating the fair values of the acquired studios involves the use of significant estimates and assumptions, including estimating average industry purchase price multiple and estimating future cash flows.

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

The condensed consolidated statement of operations through June 30, 2019 and the condensed consolidated balance sheet as of June 30, 2019 include the results of operations and the acquired assets and assumed liabilities related to our acquisitions and measurement period adjustments recorded during the period. For the three and six months ended June 30, 2019, these acquisitions contributed $407,631 and $838,519, respectively to our Company’s revenues. Net income contributed by these acquisitions was not separately identifiable due to our integration activities and the impact of corporate-level expenses and is impracticable to provide. Acquisition-related costs, including legal fees and all related professional fees, were expensed.

The total purchase price consideration was allocated to the acquired assets and liabilities as follows:

Amount
Inventories	$3,966
Property and equipment	670,060
Intangible assets	52,976
Goodwill	549,000
Other non-current assets	37,432
Total assets acquired	1,313,434

Accounts payable and accrued expenses	159,000
Deferred revenue	354,613
Deferred rent	77,891
Total liabilities assumed	591,504

Net assets acquired	$721,930

4.Property and Equipment

The major classes of property and equipment are as follows:

	As of June 30,2019	As of December 31, 2018
Computer equipment and purchased software	$681,380	$670,022
Furniture and fixtures	2,932,609	2,744,580
Leasehold improvements	27,850,950	26,792,887
Other equipment	226,172	213,546
Construction-in-progress	2,064,649	1,075,634
Total property and equipment	33,755,760	31,496,669
Less accumulated depreciation and amortization	(22,913,364)	(21,270,725)
	$10,842,396	$10,225,944

Depreciation and amortization expenses include property and equipment, leasehold improvements and purchased software. We incurred depreciation expense of $881,427 and $753,884 for the three months ended June 30, 2019 and 2018 and $1,645,356 and 1,576,005 for the six months ended June 30, 2019 and 2018, respectively.

During the first quarter of 2019, we recorded an impairment charge of $174,725 to the property and equipment for one of our studios that was closed in the first quarter of 2019.

5. Goodwill

The changes in the carrying amount of goodwill are as follows:

	As of June 30,2019	As of December 31, 2018
Goodwill, beginning of period	$663,954	$12,768,773
Goodwill acquired in 2018 (See Note 3)	—	352,000
Goodwill acquired in 2017 (See Note 3)	—	197,000
Total goodwill	663,954	13,317,773
Less impairment	—	(12,653,819)
Goodwill, end of period	$663,954	$663,954

We performed a goodwill impairment test during 2018 that was triggered by the continued decrease in the Company’s market capitalization. We recorded an impairment to goodwill of $12.7 million in 2018.  We performed an interim goodwill impairment test as of June 30, 2019 and no impairment was noted.

6.Deferred Revenue

The following is a reconciliation of the changes in deferred revenue for the three and six months ended June 30, 2019 and 2018:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Deferred revenue at beginning of period	$8,274,505	$7,382,888	$7,276,578	$7,187,948
Cash receipts before deferred revenue	14,433,004	14,686,356	29,425,033	30,475,200
Net revenue for the period	(13,913,760)	(14,870,362)	(29,605,034)	(30,400,175)
Deferred revenue from Loyalty Program	—	—	1,687,910	—
Deferred revenue from acquisitions	—	354,613	—	354,613
Change in gift card liabilities	(57,099)	(8,195)	(47,837)	(72,286)
Deferred revenue at end of period	$8,736,650	$7,545,300	$8,736,650	$7,545,300

7.Loss per Share Attributable to Common Stockholders

The components of basic and diluted loss per share attributable to common stockholders are as follows (in thousands, except share and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Numerator for basic and diluted loss per share attributable to common stockholders:
Net loss	$(4,366,218)	$(6,650,673)	$(7,677,555)	$(10,611,569)
Dividend attributable to participating securities	—	—	—	—
Net loss attributable to YogaWorks, Inc. common stockholders	$(4,366,218)	$(6,650,673)	$(7,677,555)	$(10,611,569)

Denominator:
Weighted-average outstanding shares of common stock	16,604,330	16,382,505	16,569,035	16,367,796
Net loss per share attributable to common stockholders:
Basic and diluted	$(0.26)	$(0.41)	$(0.46)	$(0.65)

For the period ended June 30, 2019, and 2018, there were outstanding options to purchase 2,988,003 and 1,414,720 shares of Common Stock outstanding, respectively, which were excluded from the computation of diluted loss per share because it would be anti-dilutive.

8.Accounting for Stock-Based Compensation

2014 Plan

In July 2014, our Company adopted the 2014 Stock Option and Grant Plan (the “2014 Plan”). Upon adoption of the 2014 Plan, the maximum aggregate number of shares issuable thereunder was 7,499 shares post-reverse split. In March 12, 2017, our Board amended the 2014 Plan to increase the shares of Common Stock reserved for issuance thereunder to 1,695,484. As of June 30, 2019, no shares were issuable under the 2014 Plan.

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

The 2017 Plan permits the grant of incentive stock options, restricted stock, restricted stock units, stock appreciation rights, performance-based awards to our employees, directors and consultants. Shares issued pursuant to awards under the 2017 Plan that are settled for cash by our Company or that expire or are forfeited will become available for future grant or sale. Shares used to pay the exercise price of an award or to satisfy the minimum tax withholding obligations related to an award will not be available for future grants under the 2017 Plan. As of June 30, 2019, 981,844 shares remained available for issuance under the 2017 Plan.

With the exception of accelerated options, our typical options vest over four years from the grant date, with 25% of the award vesting on the first anniversary of the grant date and the remainder vesting over the next 36 months. Stock compensation expense related to these equity awards was recorded based upon the estimated fair value of the shares amortized over the vesting period.

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value (1)
Outstanding at December 31, 2018	1,382,152	$7.28	8.37	$—
Granted	1,807,572	0.58	—	—
Exercised	—	—	—	—
Cancelled	(201,721)	8.33	—	—
Outstanding at June 30, 2019	2,988,003	3.09	8.96	40,651

Exercisable at June 30, 2019	1,359,526	5.35	8.39	8,166

(1)	Based on our Company’s closing stock price of $0.60 on June 28, 2019.

Unamortized stock-based compensation expense relating to stock options was $0.7 million at June 30, 2019, which is expected to be recognized over a weighted-average period of 2.1 years.

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

The fair values of stock options granted have been estimated utilizing the following assumptions:

	Six Months Ended June 30,
	2019	2018
Risk-free interest rate	2.51%	2.38%
Expected term (in years)	5.55	6.05
Dividend yield	0.00%	0.00%
Expected volatility	49%	49%

Restricted Stock Units

Our Company granted 225,000 and 292,500 Restricted Stock Units (“RSU”) to our officers and board of directors during the three and six months ended June 30, 2019, respectively.  During the three and six months ended June 30, 2018, our company also granted  300,000 RSU to our officers and board of directors. All RSU grants vest on the satisfaction of only a service-based condition. As of June 30, 2019, there were 441,943 shares of our Common Stock issuable upon the vesting of outstanding RSU. Unrecognized compensation expenses related to shares of our Common Stock subject to unvested RSU was $0.7 million at June 30, 2019, which is expected to be recognized as expense over the weighted-average period of 1.5 years. The service conditions for the RSU granted to our officers and Board are generally satisfied over four years starting from such person’s hiring or grant date and the earlier to occur of the first anniversary of the grant date or the annual meeting of stockholders, respectively.

For the three and six months ended June 30, 2019, our Company withheld 35,775 and 61,662 shares of Common Stock (“Net Settlement”), and remitted $23,802 and $38,492, respectively, in cash to meet the related tax withholding requirements on behalf of our officers. For the three and six months ended June 30, 2018, our Company also withheld 6,636 and 32,542 shares of Common Stock, and remitted $10,027 and $83,663, respectively, in cash to meet the related tax withholding requirements on behalf of our officers.

Stock-Based Compensation Expense

Our Company recognized stock-based compensation expense related to stock options and RSU, included in general and administrative expenses as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Stock-based compensation	$307,223	$497,433	$676,907	$949,609

9.Income Taxes

Our effective income tax rate for the three months ended June 30, 2019 and 2018 was (0.16)% and (0.01)%, respectively. In addition, our effective income tax rate for the six months ended June 30, 2019 and 2018 was (0.15) % and (0.17) %, respectively. Our effective income tax rate is evaluated and adjusted at each interim period as facts and circumstances warrant. The difference between federal income taxes computed at the federal statutory rate and reported income taxes for the three and six months ended June 30, 2019 and 2018 was primarily related to the impact of the valuation allowance and state income taxes.

At June 30, 2019, we have no unrecognized tax benefits. We believe that there are no uncertain tax positions for which it is reasonably possible that will produce a material effect to the financial statements over the next 12 months. We recognize interest and penalties on taxes, if any, related to unrecognized tax benefits as income tax expense. As of June 30, 2019, and 2018, we had no material uncertain tax positions to be accounted for in the financial statements; accordingly, no interest or penalties on taxes were recognized for the three and six months ended June 30, 2019 and for the same period in 2018.

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

10.Commitments and Contingencies

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

Four substantially similar putative class action complaints were filed in the Superior Court of the State of California, County of Los Angeles, captioned Salazar v. YogaWorks, Inc., et al. (filed November 26, 2018); Johnson v. YogaWorks, Inc., et al. (filed December 19, 2018); Lowinger v. YogaWorks, Inc. et al. (filed December 21, 2018); and Mirza v. YogaWorks, Inc., et al. (filed January 17, 2019). These four state court actions were consolidated into the Salazar case by the Court on April 17, 2019 and assigned to Judge Maren Nelson for all purposes. (“State Court of Action”). Additionally, two putative class action complaints, substantially similar to the state court securities actions, captioned Cohen v. YogaWorks, Inc., et al. (filed December 27, 2018) and Dellinger v. YogaWorks, Inc., et al. (filed February 8, 2019) were filed in the United States District Court for the District of Central California.  On March 21, 2019, the federal court actions were consolidated, and Inter-Local Pension Fund GCC/IBT’s were appointed as Lead Plaintiff (“Federal Court Action”). The State Court Action and Federal Court Action were brought by purported stockholders of YogaWorks alleging violations of the Securities Act of 1933 for alleged misstatements and omissions in offering documents related to YogaWorks’ IPO that took place on August 11, 2017. The lawsuits name as defendants YogaWorks, certain of its current and former officers and directors, YogaWorks’ majority shareholder, and certain underwriters of YogaWorks’ IPO. On July 31, 2019, the Court conducted a case management conference in the State Court Action in which it denied each of the plaintiffs’ dueling motions to appoint lead counsel, and ordered that plaintiffs’ counsels work together.  The Court also ordered plaintiffs to file a consolidated complaint on or before August 20, 2019, and that Defendants may file a motion to stay the case. Pending further order of the court, defendants do not need to file a response to any complaint in the State Court Action. In the Federal Court Action, Lead Plaintiff filed an Amended Consolidated Complaint on May 21, 2019 and Defendants filed motions to dismiss on July 23, 2019; Plaintiffs’ opposition(s) to the motion(s) to dismiss is due by September 24, 2019; Defendants’ reply/replies in support of their motion(s) to dismiss are due by November 21, 2019; and the hearing on Defendants’ motion(s) to dismiss is set for December 9, 2019 at 1:30 p.m. The outcomes of the legal proceedings are inherently unpredictable, subject to significant uncertainties, and could be material to YogaWorks’ financial condition, results of operations, and cash flows for a particular period. YogaWorks intends to vigorously defend the claims asserted against it.

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

11.   Subsequent Events

On July 25, 2019, we filed a Form 25, Notification of Removal From Listing and/or Registration Under Section 12(b) of the Securities Exchange Act of 1934, with the Securities and Exchange Commission to delist the Company’s common stock, par value $0.001 per share, from NASDAQ. On August 1, 2019, NASDAQ permanently suspended the trading of our common stock.

On August 5, 2019, we filed a Form 15, Certification and Notice of Termination of Registration Under Section 12(g) of the Securities Exchange Act of 1934 or Suspension of Duty to File Reports Under Sections 13 and 15(d) of the Securities Exchange Act of 1934.

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

Components of Our Financial Performance

In assessing the financial performance of our business, we consider a variety of financial and operating metrics, including the following:

Net revenues. We derive revenues primarily from conducting yoga classes, both in our studios and through MyYogaWorks.com. We also derive additional revenues from teacher training programs, workshops and the sale of yoga-related retail merchandise. We expect net revenues from teacher training programs, workshops and the sale of yoga-related retail merchandise to generally be consistent as a percentage of our total net revenues year-to-year because net revenue from teacher trainings, workshops and retail sales are primarily driven by the same key metrics that drive our yoga class revenue, namely, the number of studios we operate, the number of student visits to our studios and the number of classes we conduct at our studios. Our students generally pay for their visits through membership fees (unlimited classes), multi-class packages (fixed number of classes) and drop-in (single class) purchases. Membership, class package, workshop and teacher training revenues are generally paid in advance. There are primarily two types of memberships, monthly memberships and paid-in-full memberships (for six or twelve months), and revenue is recognized over the membership period. Class package revenue is recognized upon use or as they expire. Workshop and teacher training revenue is deferred until the date of the event or is recognized over the period the event takes place. In addition, social commerce revenue is generated from class package sales through third party channels (i.e. ClassPass and Groupon).

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

General and administrative expenses. General and administrative expenses include corporate rent, marketing, office expenses and compensation and benefits costs for regional management and other regional support staff, executive, finance and accounting, human resources, information technology, administration, business development, legal and other support-function personnel. General and administrative expenses also include fees for professional services, insurance and licenses, as well as acquisition-related transaction costs. As we grow our studio operations, we expect our aggregate general and administrative expenses to increase as we hire additional personnel in finance and accounting, human resources and administration to help manage our larger operations.

We incur transaction costs in connection with studio acquisitions. These transaction costs include expenses incurred prior to owning a new studio and primarily consist of legal fees, due diligence expenses, travel and consulting fees. The transaction costs are included in general and administrative expenses, as noted above, and are expensed as incurred.

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

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, the dollar variance and percentages of certain items included in our Condensed Consolidated Statements of Operations:

Quarter Ended June 30, 2019 Compared to Quarter Ended June 30, 2018 (Unaudited)

	Quarters Ended June 30,		Variance
(in thousands)	2019	2018	Dollar	Percent
Net revenues	$13,914	$14,870	$(956)	(6%)
Cost of revenues and operating expenses:
Cost of revenues	5,346	5,756	(410)	(7%)
Center operations	6,907	7,061	(154)	(2%)
General and administrative expenses	4,494	4,054	440	11%
Depreciation and amortization	1,549	2,218	(669)	(30%)
Asset impairment	-	2,475	(2,475)	N/A
Total cost of revenues and operating expenses	18,296	21,564	(3,268)	(15%)
Loss from operations	(4,382)	(6,694)	2,312	(35%)
Interest income, net	23	44	(21)	(48%)
Net loss before income taxes	(4,359)	(6,650)	2,291	(34%)
Provision for income taxes	7	1	6	600%
Net loss	$(4,366)	$(6,651)	$2,285	(34%)

Net revenues

The change in net revenues for the three months ended June 30, 2019 was primarily due to the decrease in the number of studios that resulted to a decrease in revenue by $0.5 million as compared to the same period in 2018. The Company’s marketing initiatives towards monthly memberships resulted to $1.1 million increase in membership sales and a corresponding decrease of $1.5 million in multi-class packages as compared to the same period in 2018. In addition, unearned revenue increased by $0.1 million due to the adoption of Topic 606.

Cost of revenues

The $0.4 million or 7% decrease in cost of revenues for the quarter ended June 30, 2019, as compared to the same period in 2018, was primarily due to the decrease in number of studios that resulted to a decrease in cost by $0.2 million. In addition, efficiency programs resulted to $0.2 million decrease in teacher payroll costs.

Center operations

The decrease in center operations for the quarter ended June 30, 2019, as compared to the same period in 2018, was primarily due to decrease in rent expense of $0.2 million due to the decrease in number of studios.

General and administrative

The increase in general and administrative expenses for the quarter ended June 30, 2019, as compared to the same period in 2018, was primarily due to increased cost for social media promotional campaigns and web advertisements by $0.3 million, to increase traffic at the studios, and increase in professional legal fees of $0.3 million.  These increases were offset by a decrease in travel expenses of $0.1 million as a result of implemented efficiency programs, and decrease of $0.1 million in taxes and licenses expenses.

Depreciation and amortization

The $0.7 million or 30% decrease in depreciation and amortization expense between the quarters ended June 30, 2019 and June 30, 2018 was due to lower depreciation and amortization from assets that were fully amortized during the period offset by the depreciation and amortization from the acquired studios.

Asset impairment

No asset impairment was booked for the quarter ended June 30, 2019.  For the quarter ended June 30, 2018, we recognized an impairment to goodwill of $2.5 million.  The impairment was primarily due to the decrease in the Company’s market capitalization.

Interest income, net

The slight decrease in interest income, net for the quarter ended June 30, 2019, as compared to the same period in 2018, was due to decrease in interest income from depository accounts.

Provision for (benefit from) income taxes

There was no material change in the provision for income taxes between the three months ended June 30, 2019 and 2018. Our effective income tax rate was (0.16) % for the three months ended June 30, 2019 and (0.01) % for the three months ended June 30, 2018.

Six Months Ended June 30, 2019 Compared to Six Months Ended June 30, 2018 (Unaudited)

	For the Six Months Ended June 30,		Variance
(in thousands)	2019	2018	Dollar	Percent
Net revenues	$29,605	$30,400	$(795)	(3%)
Cost of revenues and operating expenses:
Cost of revenues	11,490	11,680	(190)	(2%)
Center operations	13,749	13,833	(84)	(1%)
General and administrative expenses	8,870	8,459	411	5%
Depreciation and amortization	3,049	4,597	(1,548)	(34%)
Goodwill impairment	—	2,475	(2,475)	(100%)
Asset impairment	175	—	175	N/A
Total cost of revenues and operating expenses	37,333	41,044	(3,711)	(9%)
Loss from operations	(7,728)	(10,644)	2,916	(27%)
Interest income, net	62	50	12	24%
Net loss before income taxes	(7,666)	(10,594)	2,928	(28%)
Provision for income taxes	12	18	(6)	(33%)
Net loss	$(7,678)	$(10,612)	$2,934	(28%)

Net revenues

The change in net revenues for the six months ended June 30, 2019 was primarily due to the decrease in the number of studios that resulted to a decrease in revenue by $1.0 million as compared to the same period in 2018. The Company’s marketing initiatives towards monthly memberships resulted to $2.9 million increase in membership sales and a corresponding decrease of $2.6 million in multi-class packages as compared to the same period in 2018. In addition, retail sales and events decreased by $0.2 million and $0.1 million, respectively, and unearned revenue increased by $0.2 million due to the adoption of Topic 606. These decreases were offset by an increase in social commerce sales of $0.4 million.

Cost of revenues

The $0.2 million or 2% decrease in cost of revenues for the six months ended June 30, 2019, as compared to the same period in 2018, was primarily due to the decrease in number of studios and efficiency programs that resulted to $0.1 million decrease in payroll costs and decrease in costs of retail sales of $0.1 million.

Center operations

The $0.1 million or 1% decrease in center operations for the six months ended June 30, 2019, as compared to the same period in 2018, was primarily due to decrease in the number of studios that resulted to a decrease in rent expense by $0.3 million.  This was offset by higher repairs and maintenance expenses by $0.2 million.

General and administrative

The increase in general and administrative expenses for the six months ended June 30, 2019, as compared to the same period in 2018, was primarily due to increased cost of social media promotional campaigns and web advertisements of $0.4 million to increase traffic at the studios, increase in professional legal fees of $0.2 million, and increase in maintenance expenses of $0.1 million.  These increases were offset by a decrease in travel expenses of $0.2 million as a result of implemented efficiency programs, and decrease of $0.1 million in taxes and licenses expenses.

Depreciation and amortization

The $1.5 million or 34% decrease in depreciation and amortization expense between the six months ended June 30, 2019 and June 30, 2018 was due to lower depreciation and amortization from assets that were fully amortized during the period offset by the depreciation and amortization from the acquired studios.

Asset impairment

For the six months ended June 30, 2019, we recorded an impairment charge of $0.2 million to the property and equipment for one of our studios that was closed in the first quarter of 2019.  For the six months ended June 30, 2018, we recognized an impairment to goodwill of $2.5 million.  The impairment was primarily due to the decrease in the Company’s market capitalization.

Interest income, net

The increase in interest income, net for the six months ended June 30, 2019, as compared to the same period in 2018, was due to decrease in interest income from depository accounts.

Provision for (benefit from) income taxes

There was no material change in the provision for income taxes between the six months ended June 30, 2019 and 2018. Our effective income tax rate was (0.15) % for the six months ended June 30, 2019 and (0.17) % for the six months ended June 30, 2018.

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

Adjusted EBITDA and Studio-Level EBITDA

The following table presents a reconciliation of Adjusted EBITDA and Studio-Level EBITDA to Net loss:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
(in thousands)	(Unaudited)
Net loss	$(4,366)	$(6,651)	(7,678)	(10,612)
Interest income, net	(23)	(44)	(62)	(50)
Provision for income taxes	7	1	12	18
Depreciation and amortization	1,549	2,218	3,049	4,597
Goodwill impairment	—	2,475	—	2,475
Asset impairment	—	—	175	—
Deferred rent(a)	34	40	141	36
Stock based compensation(b)	307	497	677	949
Legal settlement(c)	291	—	337	—
Severance	—	68	—	68
Professional fees(d)	—	16	5	71
Studio closure expenses(e)	5	—	11	—
Adjusted EBITDA	(2,196)	(1,380)	(3,333)	(2,448)
Other general and administrative expenses(f)	3,896	3,590	7,851	7,378
Studio-Level EBITDA	$1,700	$2,210	4,518	4,930

(a)	Reflects the extent to which our rent expense for the period has been above or below our cash rent payments.
(b)	Non-cash charges related to equity-based compensation programs, which vary from period to period depending on timing of awards and forfeitures.
(c)	Legal settlement expenses incurred in the period to settle claims.
(d)	Professional fees are related to certain accounting, tax and consulting services.
(e)	Represents closure expenses of one Boston area studio that closed in 2019.
(f)

Represents general and administrative expenses that are corporate and regional expenses and not incurred by our studios, and which are primarily comprised of expenses related to (i) wages and benefits of corporate and regional employees, (ii) non-studio rent, utilities and maintenance, (iii) corporate and regional marketing and advertising, and (iv) corporate professional fees. Other general and administrative expenses exclude any general and administrative expenses related to deferred rent, stock-based compensation, legal settlement, severance, professional fees or any other general and administrative expenses that are included in the reconciliation of net loss to Adjusted EBITDA.

Adjusted net loss

The following table presents a reconciliation of Adjusted net loss to Net loss for each of the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
(in thousands)	(Unaudited)
Net loss	$(4,366)	$(6,651)	$(7,678)	$(10,612)
Goodwill impairment	—	2,475	—	2,475
Asset impairment	—	—	175	—
Stock based compensation(a)	307	497	677	949
Legal settlement(b)	291	—	337	—
Severance	—	68	—	68
Professional fees(c)	—	16	5	71
Studio closure expenses (d)	5	—	11	—
Adjusted net loss	$(3,763)	$(3,595)	$(6,473)	$(7,049)

(a)	Non-cash charges related to equity-based compensation programs, which vary from period to period depending on timing of awards and forfeitures.
(b)	Legal settlement expenses incurred in the period to settle claims.
(c)	Professional fees related to certain accounting, tax and consulting services.
(d)	Represents closure expenses of one Boston area studio that closed in 2019.

Liquidity and Capital Resources

We have a history of operating losses and an accumulated deficit of $101.7 million as of June 30, 2019. In addition, we had negative working capital of $8.3 million and $0.6 million at June 30, 2019 and December 31, 2018, respectively. As disclosed in our most recent Annual Report on Form 10-K, the Company needs additional financing to fund its operations. These conditions raise substantial doubt about our ability to continue as a going concern. Historically, we have satisfied our liquidity needs primarily through cash generated from financing activities. Our principal liquidity needs include cash used for operations (such as rent and labor costs), acquisitions, capital expenditures necessary to improve existing studios, primarily leasehold improvements and additional furniture and fixtures. We have suspended acquiring or developing new studios to reduce our liquidity needs.

The accompanying interim unaudited financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business, and do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or amounts and classification of liabilities that may result from the outcome of this uncertainty. As of August 14, 2019, the Company is in the process of seeking additional financing. The Company may sell additional equity, issue debt securities or obtain a credit facility. However, the Company may not be able to secure such financing in a timely manner or on favorable terms. The Company is delaying and reducing its operating and investing expenditures, and negotiating rent reductions or lease buyouts with its landlords and will continue to do so, which may have a material adverse effect on operations.

Selected Cash Flow Data

The following table and discussion present, for the periods indicated, a summary of net cash flow data from operating, investing and financing activities.

	Six Months Ended June 30,
	2019	2018
(in thousands)	(Unaudited)
Used in operating activities	$(4,725)	$(4,551)
Used in investing activities	(1,767)	(1,352)
Used in provided by financing activities	(38)	(727)
Decrease in cash and cash equivalents	(6,530)	(6,630)
Cash and cash equivalents, beginning of period	11,447	22,095
Cash and cash equivalents, end of period	4,917	15,465

Net cash used in operating activities

Net cash used in operating activities has been driven by marketing initiatives and the enhancement of classes and events we provide to our students as well as the impact of general and administrative expenses related to the infrastructure to support our expected growth.

For the six months ended June 30, 2019, $3.9 million or 51% of our net loss of $7.7 million consisted of non-cash items, including depreciation and amortization expense of $3.0 million, stock-based compensation expense of $0.7 million and asset impairment of $0.2 million. Net cash used in operating activities in the six months ended June 30, 2019 also included a $0.2 million decrease in deferred revenue due to the timing of when memberships and class packages had been sold and when the corresponding revenue recognized for such sales occurred.

For the six months ended June 30, 2018, $8.0 million or 75% of our net loss of $10.6 million consisted of non-cash items, including depreciation and amortization expense of $4.6 million, goodwill impairment of $2.5 million, and stock-based compensation expense of $0.9 million. Net cash used in operating activities in the six months ended June 30, 2018 also included a $0.9 million decrease in accounts payable and accrued expenses due to the timing of payments, a $0.2 million decrease in accrued compensation and a $0.9 million increase in prepaid expenses and other current assets primarily due to the timing of rent payments.

Net cash used in investing activities

For the six months ended June 30, 2019, our net cash used in investing activities was primarily due to the purchases of property and equipment for $1.8 million.

For the six months ended June 30, 2018, our net cash used in investing activities was primarily due to the acquisition of five studios amounting to $0.7 million, and purchases of property and equipment for $0.6 million.

Net cash used in financing activities

For the six months ended June 30, 2019, our net cash used in financing activities was due to repurchases of vested RSUs to satisfy tax withholding obligations of $0.1 million.

For the six months ended June 30, 2018, our net cash used in financing activities was due to subsequent acquisition-related payments of $0.6 million, and repurchases of vested RSUs to satisfy tax withholding obligations of $0.1 million.

Off-Balance Sheet Arrangements

As of June 30, 2019, our Company did not have any off-balance sheet arrangements.

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

Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of June 30, 2019, our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by our Company in the reports it files or submits with the SEC is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and is accumulated and communicated to our management, including the principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Four substantially similar putative class action complaints were filed in the Superior Court of the State of California, County of Los Angeles, captioned Salazar v. YogaWorks, Inc., et al. (filed November 26, 2018); Johnson v. YogaWorks, Inc., et al. (filed December 19, 2018); Lowinger v. YogaWorks, Inc. et al. (filed December 21, 2018); and Mirza v. YogaWorks, Inc., et al. (filed January 17, 2019). These four state court actions were consolidated into the Salazar case by the Court on April 17, 2019 and assigned to Judge Maren Nelson for all purposes. (“State Court Action”). Additionally, two putative class action complaints, substantially similar to the state court securities actions, captioned Cohen v. YogaWorks, Inc., et al. (filed December 27, 2018) and Dellinger v. YogaWorks, Inc., et al. (filed February 8, 2019) were filed in the United States District Court for the District of Central California. On March 21, 2019, the federal court actions were consolidated, and Inter-Local Pension Fund GCC/IBT’s were appointed as Lead Plaintiff (“Federal Court Action)”. The State Court Action and Federal Court Action were brought by purported stockholders of YogaWorks alleging violations of the Securities Act of 1933 for alleged misstatements and omissions in offering documents related to YogaWorks’ IPO that took place on August 11, 2017. The lawsuits name as defendants YogaWorks, certain of its current and former officers and directors, YogaWorks’ majority shareholder, and certain underwriters of YogaWorks’ IPO. On July 31, 2019, the Court conducted a case management conference in the State Court Action in which it denied each of the plaintiffs’ dueling motions to appoint lead counsel, and ordered that plaintiffs’ counsels work together. The Court also ordered plaintiffs to file a consolidated complaint on or before August 20, 2019, and that Defendants may file a motion to stay the case. Pending further order of the court, Defendants do not need to file a response to any complaint in the State Court Action. In the Federal Court Action, Lead Plaintiff filed an Amended Consolidated Complaint on May 21, 2019 and Defendants filed motions to dismiss on July 23, 2019. Plaintiffs’ opposition(s) to the motion(s) to dismiss is due by September 24, 2019; Defendants’ reply/replies in support of their motion(s) to dismiss are due by November 21, 2019; and the hearing on Defendants’ motion(s) to dismiss is set for December 9, 2019 at 1:30 p.m. The outcomes of the legal proceedings are inherently unpredictable, subject to significant uncertainties, and could be material to YogaWorks’ financial condition, results of operations, and cash flows for a particular period. YogaWorks intends to vigorously defend the claims asserted against it.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

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

YogaWorks, Inc.

Date: August 14, 2019	By:	/s/ Rosanna McCollough
Rosanna McCollough
President and Chief Executive Officer

Date: August 14, 2019	By:	/s/ Vance Chang
Vance Chang
Chief Financial Officer