Form 10-Q
period 2019-09-30
YogaWorks, Inc.
filed 2019-11-14
CIK 1703497

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

As of November 13, 2019, the registrant had 17,063,972 shares of common stock, $0.001 par value per share, outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

YogaWorks, Inc.

Condensed Consolidated Balance Sheets (Unaudited)

	As of September 30,2019	As of December 31, 2018
Assets
Current assets
Cash and cash equivalents	$4,282,182	$11,447,318
Inventories	734,711	1,148,449
Prepaid expenses and other current assets	773,842	936,757
Total current assets	5,790,735	13,532,524
Property and equipment, net	9,124,246	10,225,944
Intangible assets, net	11,444,453	13,291,502
Goodwill	—	663,954
Other non-current assets	999,655	1,327,775
Total assets	$27,359,089	$39,041,699

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable and accrued expenses	$3,128,439	$4,905,204
Accrued compensation	1,533,685	1,802,047
Deferred revenue	6,705,808	7,276,578
Related party convertible note - net of debt issuance costs	4,986,815	—
Current portion of deferred rent	166,191	124,319
Total current liabilities	16,520,938	14,108,148
Deferred rent, net of current portion	3,032,712	3,975,391
Total liabilities	19,553,650	18,083,539

Commitments and Contingencies (Note 11)

Stockholders’ equity
Common stock $0.001 par value; 50,000,000 shares authorized, 17,052,340 issued and 16,832,593 outstanding at September 30, 2019 and 50,000,000 shares authorized, 16,639,586 issued and 16,494,838 outstanding at December 31, 2018	16,833	16,496
Additional paid in capital	114,124,195	113,260,161
Accumulated deficit	(106,335,589)	(92,318,497)
Total stockholders’ equity	7,805,439	20,958,160
Total liabilities and stockholders’ equity	$27,359,089	$39,041,699

See accompanying notes to condensed consolidated financial statements.

YogaWorks, Inc.

Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net revenues	$16,528,694	$15,150,692	$46,133,728	$45,550,867
Cost of revenues and operating expenses
Cost of revenues	5,800,070	6,212,640	17,290,385	17,892,463
Center operations	6,802,923	7,179,487	20,552,361	21,012,976
General and administrative expenses	5,586,593	4,158,868	14,456,557	12,617,813
Depreciation and amortization	969,348	1,874,008	4,018,048	6,471,036
Goodwill impairment	663,954	5,550,000	663,954	8,024,819
Asset impairment	1,363,822	4,118,939	1,538,547	4,118,939
Total cost of revenues and operating expenses	21,186,710	29,093,942	58,519,852	70,138,046
Loss from operations	(4,658,016)	(13,943,250)	(12,386,124)	(24,587,179)
Interest income	(4,970)	(46,613)	(67,317)	(96,886)
Net loss before income taxes	(4,653,046)	(13,896,637)	(12,318,807)	(24,490,293)
(Benefit)/provision for income taxes	(1,419)	2,667	10,375	20,580
Net loss	$(4,651,627)	$(13,899,304)	$(12,329,182)	$(24,510,873)

Basic and diluted net loss per share attributable to common stockholders	$(0.28)	$(0.84)	$(0.74)	$(1.49)
Weighted-average number of shares used in calculating loss per share attributable to common stockholders:
Basic and diluted common shares	16,807,366	16,468,085	16,649,375	16,401,589

See accompanying notes to condensed consolidated financial statements.

YogaWorks, Inc.

Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)

	Three Months Ended September 30, 2018
	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Par Value	Capital	Deficit	Equity
Balance as of July 1, 2018	16,460,501	$16,461	$112,516,233	$(67,743,140)	$44,789,554
Vesting of restricted stock units	25,569	26	(26)	—	—
Repurchase of shares to satisfy tax withholding	(8,395)	(9)	(13,479)	—	(13,488)
Stock-based compensation	—	—	334,490	—	334,490
Net loss	—	—	—	(13,899,304)	(13,899,304)
Balance as of September 30, 2018	16,477,675	$16,478	$112,837,218	$(81,642,444)	$31,211,252

	Nine Months Ended September 30, 2018
	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Par Value	Capital	Deficit	Equity
Balance as of January 1, 2018	16,332,510	$16,333	$111,650,415	$(57,131,571)	$54,535,177
Vesting of restricted stock units	186,102	186	(186)	—	—
Repurchase of shares to satisfy tax withholding	(40,937)	(41)	(97,110)	—	(97,151)
Stock-based compensation	—	—	1,284,099	—	1,284,099
Net loss	—	—	—	(24,510,873)	(24,510,873)
Balance as of September 30, 2018	16,477,675	$16,478	$112,837,218	$(81,642,444)	$31,211,252

	Three Months Ended September 30, 2019
	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Par Value	Capital	Deficit	Equity
Balance as of July 1, 2019	16,774,440	$16,775	$113,898,297	$(101,683,962)	$12,231,110
Vesting of restricted stock units	65,222	65	(65)	—	—
Repurchase of shares to satisfy tax withholding	(7,069)	(7)	(1,562)	—	(1,569)
Stock-based compensation	—	—	227,525	—	227,525
Net loss	—	—	—	(4,651,627)	(4,651,627)
Balance as of September 30, 2019	16,832,593	$16,833	$114,124,195	$(106,335,589)	$7,805,439

	Nine Months Ended September 30, 2019
	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Par Value	Capital	Deficit	Equity
Balance as of January 1, 2019	16,494,838	$16,496	$113,260,161	$(92,318,497)	$20,958,160
Vesting of restricted stock units	406,486	406	(406)	—	—
Repurchase of shares to satisfy tax withholding	(68,731)	(69)	(39,992)	—	(40,061)
Stock-based compensation	—	—	904,432	—	904,432
Impact of Adopting Topic 606	—	—	—	(1,687,910)	(1,687,910)
Net loss	—	—	—	(12,329,182)	(12,329,182)
Balance as of September 30, 2019	16,832,593	$16,833	$114,124,195	$(106,335,589)	$7,805,439

See accompanying notes to condensed consolidated financial statements.

YogaWorks, Inc.

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended September 30,
	2019	2018
Cash flows from operating activities
Net loss	$(12,329,182)	$(24,510,873)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4,018,048	6,471,036
Goodwill impairment	663,954	8,024,819
Asset impairment	1,538,547	4,118,939
Deferred tax	—	2,402
Interest expense on convertible note	6,667	—
Stock-based compensation expense	904,432	1,284,099
Changes to operating assets and liabilities, net of effects from acquisitions:
Tenant improvement allowances received	—	—
Inventories	413,738	4,470
Prepaid expenses and other current assets	162,915	245,137
Other non-current assets	328,120	(919)
Accounts payable and accrued expenses	(1,951,142)	(186,078)
Accrued compensation	(268,362)	(743,893)
Deferred revenue	(2,258,680)	(1,154,686)
Deferred rent and other non-current liabilities	(900,807)	71,943
Net cash used in operating activities	(9,671,752)	(6,373,604)
Cash flows from investing activities
Purchases of property, equipment, and intangible assets	(2,440,138)	(1,079,543)
Acquisition earnout and holdback payments	—	(643,694)
Cash paid for acquisitions, net of earnouts	—	(721,930)
Net cash used in investing activities	(2,440,138)	(2,445,167)
Cash flows from financing activities
Repurchase of shares to satisfy tax withholding	(40,061)	(97,151)
Proceeds from issuance of related party convertible note	4,986,815	—
Net cash from (used in) financing activities	4,946,754	(97,151)
Decrease in cash and cash equivalents	(7,165,136)	(8,915,922)
Cash and cash equivalents, beginning of period	11,447,318	22,095,216
Cash and cash equivalents, end of period	$4,282,182	$13,179,294
Supplemental cash flow information
Effect of the adoption of Topic 606 on deferred revenue	$1,687,910	$—
Non-cash investing activities:
Purchases of property and equipment financed by accounts payable and accrued expenses	167,710	—
Purchase consideration liabilities related to acquisitions	—	159,000

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

As of September 30, 2019, we owned and operated 63 yoga studios in nine regional markets. The following table illustrates the studio locations by regional market:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2019		2018		2019		2018
Regional Market	Number of Studios(1)	Percentage of Net Revenues(2)	Number of Studios(1)	Percentage of Net Revenues(2)	Number of Studios(1)	Percentage of Net Revenues(2)	Number of Studios(1)	Percentage of Net Revenues(2)
Los Angeles	16	34%	17	33%	16	34%	17	33%
Northern California	13	24%	13	23%	13	23%	13	22%
Houston	7	8%	7	8%	7	8%	7	9%
New York City	3	7%	5	10%	3	8%	5	10%
Baltimore	7	6%	7	6%	7	7%	7	6%
Boston	5	6%	7	6%	5	6%	7	5%
Orange County (California)	4	6%	4	6%	4	6%	4	6%
Washington, D.C.	4	5%	6	4%	4	5%	6	5%
Atlanta	4	4%	4	4%	4	3%	4	4%
Total Studios	63		70		63		70

(1)	Number of studios as of September 30, 2019 and 2018.
(2)

For the three and nine months ended September 30, 2019 and 2018, assumes that any net revenues for teacher training, workshops and MyYogaWorks.com for such period are allocated to the regional markets on a proportional basis based on the market’s share of total studio net revenues for such period.

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

Liquidity and Going Concern

We have a history of operating losses and an accumulated deficit of $106.3 million as of September 30, 2019. In addition, we had negative working capital of $10.7 million and $0.6 million at September 30, 2019 and December 31, 2018, respectively. As disclosed in our most recent Annual Report on Form 10-K, the Company needs additional financing to fund its operations. These conditions raise substantial doubt about our ability to continue as a going concern. Historically, we have satisfied our liquidity needs primarily through cash generated from financing activities, which includes proceeds from debt. Our principal liquidity needs include cash used for operations (such as rent and labor costs), acquisitions, capital expenditures necessary to improve existing studios, primarily leasehold improvements and additional furniture and fixtures. We have suspended acquiring or developing new studios to reduce our liquidity needs.

The accompanying interim unaudited financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business, and do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or amounts and classification of liabilities that may result from the outcome of this uncertainty. As of November 14, 2019, the Company is in the process of seeking additional financing. The Company may sell additional equity, issue debt securities or obtain a credit facility. However, the Company may not be able to secure such financing in a timely manner or on favorable terms.  The Company is delaying and reducing its operating and investing expenditures, and negotiated rent reductions or lease buyouts with its landlords and will continue to do so, which may have a material adverse effect on operations.

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

The Company has corrected an immaterial misstatement in the September 30, 2018 Statement of Cash Flows. The Company has reclassified $643,694 of cash paid related to acquisition holdback and earnouts from investing activities to financing activities. There was no impact on the cash flow from operating activities or net change in total cash flows.

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

Impact of New Standard on Financial Statement Line Items

The following tables summarize the effect of the adoption of Topic 606 on the Company’s select line items, included in the unaudited condensed consolidated financial statements as of and for the quarter ended September 30, 2019, as if the previous accounting was in effect.

Condensed Consolidated Balance Sheets

	As of September 30, 2019
	As Reported (ASC 606)	Impacts of Adoption	Without Adoption (ASC 605)
Liabilities
Deferred revenue	$6,705,808	$320,786	$7,026,594

Stockholders’ Equity
Accumulated deficit	(106,335,589)	(320,786)	(106,656,375)

Condensed Consolidated Statements of Operations

	Three Months Ended September 30, 2019
	As Reported (ASC 606)	Impacts of Adoption	Without Adoption (ASC 605)
Net revenues	$16,528,694	$(1,804,352)	$14,724,342
Cost of revenues and operating expenses	21,186,710	—	21,186,710
Loss from Operations	(4,658,016)	(1,804,352)	(6,462,368)
Interest income, net	4,970	—	4,970
Net loss before income taxes	(4,653,046)	(1,804,352)	(6,457,398)
Provision for income taxes	(1,419)	—	(1,419)
Net Loss	$(4,651,627)	$(1,804,352)	$(6,455,979)
Net loss per share, basic and diluted	$(0.28)		$(0.38)
Weighted average common stock outstanding, basic and diluted	16,807,366		16,807,366

	Nine Months Ended September 30, 2019
	As Reported (ASC 606)	Impacts of Adoption	Without Adoption (ASC 605)
Net revenues	$46,133,728	$(2,100,339)	$44,033,389
Cost of revenues and operating expenses	58,519,852	—	58,519,852
Loss from Operations	(12,386,124)	(2,100,339)	(14,486,463)
Interest income, net	67,317	—	67,317
Net loss before income taxes	(12,318,807)	(2,100,339)	(14,419,146)
Provision for income taxes	10,375	—	10,375
Net Loss	$(12,329,182)	$(2,100,339)	$(14,429,521)
Net loss per share, basic and diluted	$(0.74)		$(0.87)
Weighted average common stock outstanding, basic and diluted	16,649,375		16,649,375

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

Loyalty Program

Revenue on its loyalty program is recognized when the performance obligation is satisfied upon the redemption of the loyalty points for retail products or classes, or upon breakage. Loyalty Points earned are valued at their relative standalone selling price that is calculated using the redemption value method adjusted to reflect the likelihood that some points will not be redeemed or breakage. The Company discontinued the loyalty program after September 30, 2019.

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

In August 2018, the FASB issued ASU 2018-15 Intangibles – Goodwill and Other – Internal – Use Software (Subtopic 350-40). The amendments in this ASU provide guidance on the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. This ASU is effective for fiscal years beginning after December 15, 2020. Early adoption is permitted. We are evaluating the impact of implementing this update on our consolidated financial statements.

In July 2018, the FASB issued ASU 2018-10, Leases (Topic 842), Codification Improvements and ASU 2018-11 Leases (Topic 842), Targeted Improvements, to provide additional guidance for the adoption of Topic 842. ASU 2018-10 clarifies certain provisions and correct unintended applications of the guidance such as the application of implicit rate, lessee reassessment of lease classification, and certain transition adjustments that should be recognized to earnings rather than to stockholders’ equity. ASU 2018-11 provides an alternative transition method and practical expedient for separating contract components for the adoption of Topic 842. In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). The new standard establishes a right-of-use (“ROU”) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. ASU 2018-11, ASU 2018-10, and ASU 2016-02 (collectively, “the new lease standards”) is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. On October 16, 2019, the FASB amended the effective date of the new lease standards for private companies. The new lease standard is effective for private companies for annual reporting periods beginning after December 15, 2020. This is a one-year deferral of the original effective date. Although early adoption is permitted, we anticipate adopting these provisions in the first quarter of 2021. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. We had $40.4 million of operating lease obligations as of September 30, 2019, and upon adoption of this standard we will record a ROU asset and lease liability equal to the present value of these leases, which will have a material impact on the consolidated balance sheet. However, the recognition of lease expense in the consolidated statement of operations is not expected to change from the current methodology.

3.Acquisitions

Our Company uses acquisitions as one of our strategies to grow our market share, quickly gain students and build on the operating momentum of the acquired businesses. No acquisitions were made during the three and nine months ended September 30, 2019. We completed two acquisitions in 2018, paying total consideration of $721,930, excluding earnouts of $159,000. On April 30, 2018, we acquired Prana Power Yoga (three studios), and on May 24, 2018, we acquired Inner Strength Yoga Studios (two studios) all in the Boston area. The acquisitions were accounted for as a business acquisition in accordance with ASC 805, Business Combinations (“ASC 805”). Under the acquisition method of accounting, the total purchase price was allocated to the net tangible and intangible assets acquired and liabilities assumed, based on their estimated fair values. Any excess amount paid over identifiable assets is recorded as goodwill. The associated goodwill is deductible for tax purposes. The process for estimating the fair values of the acquired studios involves the use of significant estimates and assumptions, including estimating average industry purchase price multiple and estimating future cash flows.

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

The condensed consolidated statement of operations through September 30, 2019 and the condensed consolidated balance sheet as of September 30, 2019 include the results of operations and the acquired assets and assumed liabilities related to our acquisitions and measurement period adjustments recorded during the period. For the nine months ended September 30, 2019, these acquisitions contributed $1,244,259 to our Company’s revenues. Net income contributed by these acquisitions was not separately identifiable due to our integration activities and the impact of corporate-level expenses and is impracticable to provide. Acquisition-related costs, including legal fees and all related professional fees, were expensed.

The total purchase price consideration was allocated to the acquired assets and liabilities as follows:

Amount
Inventories	$3,966
Property and equipment	670,060
Intangible assets	52,976
Goodwill	549,000
Other non-current assets	37,432
Total assets acquired	1,313,434

Accounts payable and accrued expenses	159,000
Deferred revenue	354,613
Deferred rent	77,891
Total liabilities assumed	591,504

Net assets acquired	$721,930

4.Property and Equipment

The major classes of property and equipment are as follows:

	As of September 30,2019	As of December 31, 2018
Computer equipment and purchased software	$678,666	$670,022
Furniture and fixtures	2,860,428	2,744,580
Leasehold improvements	28,568,865	26,792,887
Other equipment	225,239	213,546
Construction-in-progress	203,509	1,075,634
Total property and equipment	32,536,707	31,496,669
Less accumulated depreciation and amortization	(23,412,461)	(21,270,725)
	$9,124,246	$10,225,944

Depreciation and amortization expenses include property and equipment, leasehold improvements and purchased software. We incurred depreciation expense of $499,097 and $835,432 for the three months ended September 30, 2019 and 2018 and $2,144,453 and 2,421,159 for the nine months ended September 30, 2019 and 2018, respectively.

During the three and nine months ended September 30, 2019, we recorded an impairment charge of $1,359,414 and $1,534,139, respectively, to the property and equipment for our studios that were either closed or the assets were no longer recoverable.

5. Goodwill

The changes in the carrying amount of goodwill are as follows:

	As of September 30,2019	As of December 31, 2018
Goodwill, beginning of period	$663,954	$12,768,773
Goodwill acquired in 2018 (See Note 3)	—	352,000
Goodwill acquired in 2017 (See Note 3)	—	197,000
Total goodwill	663,954	13,317,773
Less impairment	(663,954)	(12,653,819)
Goodwill, end of period	$—	$663,954

We performed a goodwill impairment test during 2018 that was triggered by the continued decrease in the Company’s market capitalization. We recorded an impairment to goodwill of $12.7 million in 2018, including $8.0 million for the nine months ended September 30, 2018.  We performed an interim goodwill impairment test as of September 30, 2019 and recorded an additional $ 0.7 million of impairment.

6.Deferred Revenue

The following is a reconciliation of the changes in deferred revenue for the three and nine months ended September 30, 2019 and 2018:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Deferred revenue at beginning of period	$8,736,650	$7,545,300	$7,276,578	$7,187,948
Cash receipts before deferred revenue	14,558,161	14,039,750	43,983,194	44,514,949
Net revenue for the period	(16,528,694)	(15,150,692)	(46,133,728)	(45,550,867)
Deferred revenue from Loyalty Program	—	—	1,687,910	—
Deferred revenue from acquisitions	—	—	—	354,613
Change in gift card liabilities	(60,309)	(46,483)	(108,146)	(118,768)
Deferred revenue at end of period	$6,705,808	$6,387,875	$6,705,808	$6,387,875

7.Related Party Convertible Note

On September 26, 2019, the Company entered into a Note Purchase Agreement with Great Hill Equity Partners V, L.P. and Great Hill Investors, LLC (the “Noteholders”) pursuant to which the Noteholders purchased an aggregate of $5,000,000 of convertible notes (the “Convertible Notes”) from the Company.  Great Hill Equity Partners V, L.P. and Great Hill Investors, LLC collectively hold approximately 68% of the Company’s outstanding common stock, par value $0.001 per share (“Common Stock”).  The Convertible Notes were acquired by the Noteholders in transactions meeting the requirements of Section 4(2) and/or Regulation D under the Securities Act of 1933, as amended.  The Convertible Notes bear interest at the rate of 12% per annum and have a maturity date of September 30, 2020 (the “Maturity Date”).  The principal amount of the Convertible Notes, plus any accrued and unpaid interest, will be due on the Maturity Date.  The Noteholders will have the option, at any time and from time to time, to convert the principal of and interest accrued on the Convertible Notes into shares of Common Stock at a conversion price equal to $0.60 per share (subject to appropriate adjustment to reflect any stock split, stock dividend, reverse stock split or similar corporate event affecting the Common Stock). The Note Purchase Agreement and the Convertible Notes contain customary affirmative and negative covenants and events of default relating to the Company.  If an event of default occurs, the amounts due under the Convertible Notes may become immediately due and payable.  The Convertible Notes are subject to prepayment at the option of the Company, in whole or in part. The proceeds of the Convertible Notes will be used for lease restructuring costs (including lease exits), general corporate restructuring costs and other general corporate purposes.

The Company accounts for the Convertible Notes pursuant to the accounting standards for debt with conversion and other options.  The Company has identified that the embedded conversion, redemption, and additional interest features of the Convertible Notes do not meet the definition of a derivative and do not require separate accounting.

The Company incurred transaction costs of approximately $13,185 related to the issuance of the Convertible Notes. The issuance costs are recognized as a direct reduction to the debt and presented as a reduction to the carrying value of the Convertible Notes.  Interest expense recognized and accrued related to the Convertible Notes for the three and nine months ended September 30, 2019 is $6,667.

8.Loss per Share Attributable to Common Stockholders

The components of basic and diluted loss per share attributable to common stockholders are as follows (in thousands, except share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Numerator for basic and diluted loss per share attributable to common stockholders:
Net loss	$(4,651,627)	$(13,899,304)	$(12,329,182)	$(24,510,873)
Dividend attributable to participating securities	—	—	—	—
Net loss attributable to YogaWorks, Inc. common stockholders	$(4,651,627)	$(13,899,304)	$(12,329,182)	$(24,510,873)

Denominator:
Weighted-average outstanding shares of common stock	16,807,366	16,468,085	16,649,375	16,401,589
Net loss per share attributable to common stockholders:
Basic and diluted	$(0.28)	$(0.84)	$(0.74)	$(1.49)

For the period ended September 30, 2019, and 2018, there were outstanding options to purchase 2,882,208 and 1,404,704 shares of Common Stock outstanding, respectively, which were excluded from the computation of diluted loss per share because it would be anti-dilutive.

9.Accounting for Stock-Based Compensation

2014 Plan

In July 2014, our Company adopted the 2014 Stock Option and Grant Plan (the “2014 Plan”). Upon adoption of the 2014 Plan, the maximum aggregate number of shares issuable thereunder was 7,499 shares post-reverse split. In March 12, 2017, our Board amended the 2014 Plan to increase the shares of Common Stock reserved for issuance thereunder to 1,695,484. As of September 30, 2019, no shares were issuable under the 2014 Plan.

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

The 2017 Plan permits the grant of incentive stock options, restricted stock, restricted stock units, stock appreciation rights, performance-based awards to our employees, directors and consultants. Shares issued pursuant to awards under the 2017 Plan that are settled for cash by our Company or that expire or are forfeited will become available for future grant or sale. Shares used to pay the exercise price of an award or to satisfy the minimum tax withholding obligations related to an award will not be available for future grants under the 2017 Plan. As of September 30, 2019, 1,088,307 shares remained available for issuance under the 2017 Plan.

With the exception of accelerated options, our typical options vest over four years from the grant date, with 25% of the award vesting on the first anniversary of the grant date and the remainder vesting over the next 36 months. Stock compensation expense related to these equity awards was recorded based upon the estimated fair value of the shares amortized over the vesting period.

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value (1)
Outstanding at December 31, 2018	1,382,152	$7.28	8.37	$—
Granted	1,807,572	0.58	—	—
Exercised	—	—	—	—
Forfeited	(204,056)	4.80	—	—
Expired	(103,460)	8.26	—	—
Outstanding at September 30, 2019	2,882,208	3.15	8.66	—

Exercisable at September 30, 2019	1,545,112	4.89	8.19	—

(1)

The aggregate intrinsic value of the stock options is calculated as the maximum of the difference between the quoted price of the Company’s common stock and the exercise price of a stock option, and zero. Accordingly, the aggregate intrinsic value excludes stock options that have exercise prices in excess of the quoted price of the Company’s common stock.

Unamortized stock-based compensation expense relating to stock options was $0.5 million at September 30, 2019, which is expected to be recognized over a weighted-average period of 1.9 years.

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

The fair values of stock options granted have been estimated utilizing the following assumptions:

	Nine Months Ended September 30,
	2019	2018
Risk-free interest rate	2.51%	2.73%
Expected term (in years)	5.55	5.97-6.05
Dividend yield	0.00%	0.00%
Expected volatility	49%	45%

Restricted Stock Units

Our Company granted 292,500 Restricted Stock Units (“RSU”) to our officers and board of directors during nine months ended September 30, 2019.  There were no grants during the three months ended September 30, 2019.  During the three and nine months ended September 30, 2018, the Company also granted  605,235 RSU to our officers and board of directors. All RSU grants vest on the satisfaction of only a service-based condition. As of September 30, 2019, there were 381,409 shares of our Common Stock issuable upon the vesting of outstanding RSU. Unrecognized compensation expenses related to shares of our Common Stock subject to unvested RSU was $0.6 million at September 30, 2019, which is expected to be recognized as expense over the weighted-average period of 1.3 years. The service conditions for the RSU granted to our officers and Board are generally satisfied over four years starting from such person’s hiring or grant date and the earlier to occur of the first anniversary of the grant date or the annual meeting of stockholders, respectively.

For the three and nine months ended September 30, 2019, our Company withheld 7,069 and 68,731 shares of Common Stock (“Net Settlement”), and remitted $1,569 and $40,061, respectively, in cash to meet the related tax withholding requirements on behalf of our officers. For the three and nine months ended September 30, 2018, our Company also withheld 8,395 and 40,937 shares of Common Stock, and remitted $13,488 and $97,151, respectively, in cash to meet the related tax withholding requirements on behalf of our officers.

Stock-Based Compensation Expense

Our Company recognized stock-based compensation expense related to stock options and RSU, included in general and administrative expenses as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Stock-based compensation	$227,525	$334,490	$904,432	$1,284,099

10.Income Taxes

Our effective income tax rate for the three months ended September 30, 2019 and 2018 was 0.03% and (0.02)%, respectively. In addition, our effective income tax rate for the nine months ended September 30, 2019 and 2018 was (0.08) % and (0.08) %, respectively. Our effective income tax rate is evaluated and adjusted at each interim period as facts and circumstances warrant. The difference between federal income taxes computed at the federal statutory rate and reported income taxes for the three and nine months ended September 30, 2019 and 2018 was primarily related to the impact of the valuation allowance and state income taxes.

At September 30, 2019, we have no unrecognized tax benefits. We believe that there are no uncertain tax positions for which it is reasonably possible that will produce a material effect to the financial statements over the next 12 months. We recognize interest and penalties on taxes, if any, related to unrecognized tax benefits as income tax expense. As of September 30, 2019, and 2018, we had no material uncertain tax positions to be accounted for in the financial statements; accordingly, no interest or penalties on taxes were recognized for the three and nine months ended September 30, 2019 and for the same period in 2018.

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

Four substantially similar putative class action complaints were filed in the Superior Court of the State of California, County of Los Angeles, captioned Salazar v. YogaWorks, Inc., et al. (filed November 26, 2018); Johnson v. YogaWorks, Inc., et al. (filed December 19, 2018); Lowinger v. YogaWorks, Inc. et al. (filed December 21, 2018); and Mirza v. YogaWorks, Inc., et al. (filed January 17, 2019). These four state court actions were consolidated into the Salazar case by the Court on April 17, 2019 and assigned to Judge Maren Nelson for all purposes. (“State Court of Action”). Additionally, two putative class action complaints, substantially similar to the state court securities actions, captioned Cohen v. YogaWorks, Inc., et al. (filed December 27, 2018) and Dellinger v. YogaWorks, Inc., et al. (filed February 8, 2019) were filed in the United States District Court for the District of Central California.  On March 21, 2019, the federal court actions were consolidated, and Inter-Local Pension Fund GCC/IBT’s were appointed as Lead Plaintiff (“Federal Court Action”). The State Court Action and Federal Court Action were brought by purported stockholders of YogaWorks alleging violations of the

Securities Act of 1933 for alleged misstatements and omissions in offering documents related to YogaWorks’ IPO that took place on August 11, 2017. The lawsuits name as defendants YogaWorks, certain of its current and former officers and directors, YogaWorks’ majority shareholder, and certain underwriters of YogaWorks’ IPO. On July 31, 2019, the Court conducted a case management conference in the State Court Action in which it denied each of the plaintiffs’ dueling motions to appoint lead counsel, and ordered that plaintiffs’ counsels work together.  A consolidated complaint was filed by those plaintiffs on August 21, 2019. The defendants are currently not obligated to respond to the operative complaint in the State Securities Class Action pursuant to a stipulated order issued on August 27, 2019 by Judge Maren Nelson. Under the ordered stipulation, the State Securities Class Action is stayed until the earlier of the following: (i) the Federal Securities Class Action is dismissed with prejudice as to each defendant, or (ii) the federal court, upon resolving the pending motions to dismiss, finds that the complaint in the Federal Securities Class Action states a claim. In the Federal Court Action, Lead Plaintiff filed an Amended Consolidated Complaint on May 21, 2019 and Defendants filed motions to dismiss on July 23, 2019; Plaintiffs’ opposition to the motions to dismiss was filed on September 24, 2019; Defendants filed replies in support of their motion(s) to dismiss on November 12, 2019; and the hearing on Defendants’ motion(s) to dismiss is set for December 9, 2019 at 1:30 p.m. The outcomes of the legal proceedings are inherently unpredictable, subject to significant uncertainties, and could be material to YogaWorks’ financial condition, results of operations, and cash flows for a particular period. YogaWorks intends to vigorously defend the claims asserted against it.

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

12.Subsequent Events

On October 31, 2019, Ms. Rosanna McCollough (“McCollough”), who was previously chief executive officer and president of the Company, departed from the Company.   McCullough and the Company entered into a Separation Agreement and Release, (the “Separation Agreement”).  Under the Separation Agreement, the Company agrees to provide McCollough with the severance payments and benefits described in her Employment Agreement.  The Company also agreed to fully vest any equity awards previously granted to Ms. McCullough that remain outstanding.  The Company further agreed that McCollough will receive the full amount of her target bonus for 2019 of $100,000, to be paid no later than March 1, 2020.  The Separation Agreement also includes a general release of claims by McCollough in favor of the Company. The actual terms of the Separation Agreement had been filed as Exhibit 10.1 on Form 8-K dated November 4, 2019.

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

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, the dollar variance and percentages of certain items included in our Condensed Consolidated Statements of Operations:

Quarter Ended September 30, 2019 Compared to Quarter Ended September 30, 2018 (Unaudited)

	Quarters Ended September 30,		Variance
(in thousands)	2019	2018	Dollar	Percent
Net revenues	$16,529	$15,151	$1,378	9%
Cost of revenues and operating expenses:
Cost of revenues	5,800	6,213	(413)	(7%)
Center operations	6,803	7,179	(376)	(5%)
General and administrative expenses	5,587	4,159	1,428	34%
Depreciation and amortization	969	1,874	(905)	(48%)
Goodwill impairment	664	5,550	(4,886)	(88%)
Asset impairment	1,364	4,119	(2,755)	(67%)
Total cost of revenues and operating expenses	21,187	29,094	(7,907)	(27%)
Loss from operations	(4,658)	(13,943)	9,285	(67%)
Interest income	(5)	(47)	42	(89%)
Net loss before income taxes	(4,653)	(13,896)	9,243	(67%)
(Benefit)/provision for income taxes	(1)	3	(4)	(133%)
Net loss	$(4,652)	$(13,899)	$9,247	(67%)

Net revenues

The increase in net revenues for the three months ended September 30, 2019 as compared to the same period in 2018 was primarily due to the Company’s marketing initiatives towards monthly memberships resulted to $1.0 million increase in membership sales and a corresponding decrease of $0.9 million in multi-class packages as compared to the same period in 2018. In addition, unearned revenue decreased by $1.7 million due to the adoption of Topic 606, and retail revenue increased by $0.1 million. The increases were offset by $0.5 million decrease in teachers’ training and workshops revenue due to the timing of the events compared to the same period in 2018.

Cost of revenues

The $0.4 million or 7% decrease in cost of revenues for the quarter ended September 30, 2019, as compared to the same period in 2018, was primarily due to the decrease in number of studios that resulted to a decrease in cost by $0.2 million. In addition, the timing of teachers’ training and workshops compared to the same period in 2018 resulted to $0.2 million decrease in workshop and teachers’ training costs.

Center operations

The decrease in center operations for the quarter ended September 30, 2019, as compared to the same period in 2018, was primarily due to decrease in rent expense of $0.3 million and $0.1 million in studio maintenance expenses as a result of the decrease in number of studios.

General and administrative

The increase in general and administrative expenses for the quarter ended September 30, 2019, as compared to the same period in 2018, was primarily due to $1.7 million increase in professional, travel, and contract termination fees incurred to close unprofitable studios, and increased costs for social media promotional campaigns and web advertisements by $0.1 million, to increase traffic at the studios. Legal fees also increased by $0.1 million due to the Company’s financing activities, changes in Company’s officers, and union matters.    These increases were offset by a decrease in stock-based compensation expense of $0.5 million because of employee terminations and decrease in the Company’s stock price.

Depreciation and amortization

The $0.9 million or 48% decrease in depreciation and amortization expense between the quarters ended September 30, 2019 and September 30, 2018 was due to lower depreciation and amortization from assets that were fully impaired during the period.

Goodwill impairment

For the quarter ended September 30, 2019, we recognized an impairment to goodwill of $0.7 million.  For the quarter ended September 30, 2018, we recognized an impairment to goodwill of $5.6 million due to the decrease in the Company’s market capitalization.

Asset impairment

For the quarter ended September 30, 2019, we recognized an impairment of long-lived assets of $1.4 million for the property and equipment associated with the planned closure of certain studios.  The assets were no longer recoverable and were therefore fully written-off.   We recognized an impairment to long-lived assets of $4.1 million for the quarter ended September 30, 2018. We recorded the impairment charges of $3.8 million to intangibles assets and $0.3 million to property and equipment that were no longer recoverable and were therefore fully written-off.

Interest income, net

The slight decrease in interest income, net for the quarter ended September 30, 2019, as compared to the same period in 2018, was due to decrease in interest income from depository accounts.

Provision for (benefit from) income taxes

There was no material change in the provision for income taxes between the three months ended September 30, 2019 and 2018. Our effective income tax rate was (0.03) % for the three months ended September 30, 2019 and (0.02) % for the three months ended September 30, 2018.

Nine months Ended September 30, 2019 Compared to Nine months Ended September 30, 2018 (Unaudited)

	For the Nine Months Ended September 30,		Variance
(in thousands)	2019	2018	Dollar	Percent
Net revenues	$46,134	$45,551	$583	1%
Cost of revenues and operating expenses:
Cost of revenues	17,290	17,892	(602)	(3%)
Center operations	20,552	21,013	(461)	(2%)
General and administrative expenses	14,457	12,618	1,839	15%
Depreciation and amortization	4,018	6,471	(2,453)	(38%)
Goodwill impairment	664	8,025	(7,361)	(92%)
Asset impairment	1,539	4,119	(2,580)	(63%)
Total cost of revenues and operating expenses	58,520	70,138	(11,618)	(17%)
Loss from operations	(12,386)	(24,587)	12,201	(50%)
Interest income	(67)	(97)	30	(31%)
Net loss before income taxes	(12,319)	(24,490)	12,171	(50%)
Provision for income taxes	10	21	(11)	(52%)
Net loss	$(12,329)	$(24,511)	$12,182	(50%)

Net revenues

The increase in net revenues for the nine months ended September 30, 2019 was primarily due to the Company’s marketing initiatives towards monthly memberships that resulted to $3.9 million increase in membership sales and a corresponding decrease of $3.8 million in multi-class packages as compared to the same period in 2018. In addition, unearned revenue decreased by $1.7 million due to the adoption of Topic 606, and social commerce revenue increased by $0.2 million.  The increases were offset by $0.6 million decrease in teachers’ training and workshops revenue due to the timing of the events compared to the same period in 2018. Additional revenue contributed by acquisitions also decreased, we have suspended acquiring new studios, and it resulted to a decrease by $0.6 million compared the same period in 2018.  Retail sales and events also decreased by $0.2 million.

Cost of revenues

The $0.6 million or 3% decrease in cost of revenues for the nine months ended September 30, 2019, as compared to the same period in 2018, was primarily due to the decrease in number of studios.

Center operations

The $0.5 million or 2% decrease in center operations for the nine months ended September 30, 2019, as compared to the same period in 2018, was primarily due to decrease in the number of studios that resulted to a decrease in rent expense by $0.6 million and payroll costs by $0.2 million. This was offset by higher payroll costs from existing studios by $0.3 million. The Company restructured the bonus structure of customer facing employees to facilitate the selling of memberships.

General and administrative

The increase in general and administrative expenses for the nine months ended September 30, 2019, as compared to the same period in 2018, was primarily due to $1.5 million increase in professional and contract termination fees incurred to close unprofitable studios, and increased costs for social media promotional campaigns and web advertisements by $0.5 million, to increase traffic at the studios. Legal fees also increased by $0.2 million due to the Company’s financing activities, changes in Company’s officers, and union matters.  These increases were offset by a decrease in stock-based compensation expense of $0.4 million because of employee terminations and decrease in the Company’s stock price.

Depreciation and amortization

The $2.5 million or 38% decrease in depreciation and amortization expense between the nine months ended September 30, 2019 and September 30, 2018 was due to lower depreciation and amortization from assets that were fully amortized during the period offset by the depreciation and amortization from the acquired studios.

Goodwill impairment

For the nine months ended September 30, 2019, we recognized an impairment to goodwill of $0.7 million.  For the nine months ended September 30, 2018, we recognized an impairment to goodwill of $8.0 million due to the decrease in the Company’s market capitalization.

Asset impairment

For the nine months ended September 30, 2019, we recognized an impairment of long-lived assets of $1.5 million for the property and equipment associated with the planned closure of certain studios.  The assets were no longer recoverable and were therefore fully written-off.   We recognized an impairment to long-lived assets of $4.1 million for the nine months ended September 30, 2018. We recorded the impairment charges of $3.8 million to intangibles assets and $0.3 million to property and equipment that were no longer recoverable and were therefore fully written-off.

Interest income, net

The decrease in interest income, net for the nine months ended September 30, 2019, as compared to the same period in 2018, was due to decrease in interest income from depository accounts.

Provision for income taxes

There was no material change in the provision for income taxes between the nine months ended September 30, 2019 and 2018. Our effective income tax rate was (0.08) % for the nine months ended September 30, 2019 and (0.08) % for the nine months ended September 30, 2018.

Liquidity and Capital Resources

We have a history of operating losses and an accumulated deficit of $106.0 million as of September 30, 2019. In addition, we had negative working capital of $10.7 million and $0.6 million at September 30, 2019 and December 31, 2018, respectively. As disclosed in our most recent Annual Report on Form 10-K, the Company needs additional financing to fund its operations. These conditions raise substantial doubt about our ability to continue as a going concern. Historically, we have satisfied our liquidity needs primarily through cash generated from financing activities. Our principal liquidity needs include cash used for operations (such as rent and labor costs), acquisitions, capital expenditures necessary to improve existing studios, primarily leasehold improvements and additional furniture and fixtures. We have suspended acquiring or developing new studios to reduce our liquidity needs.

The accompanying interim unaudited financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business, and do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or amounts and classification of liabilities that may result from the outcome of this uncertainty. As of November 14, 2019, the Company is in the process of seeking additional financing. The Company may sell additional equity, issue debt securities or obtain a credit facility. However, the Company may not be able to secure such financing in a timely manner or on favorable terms. The Company is delaying and reducing its operating and investing expenditures, and negotiating rent reductions or lease buyouts with its landlords and will continue to do so, which may have a material adverse effect on operations.

Selected Cash Flow Data

The following table and discussion present, for the periods indicated, a summary of net cash flow data from operating, investing and financing activities.

	Nine Months Ended September 30,
	2019	2018
(in thousands)	(Unaudited)
Used in operating activities	$(9,672)	$(6,374)
Used in investing activities	(2,440)	(2,445)
From (used in) financing activities	4,947	(97)
Decrease in cash and cash equivalents	(7,165)	(8,916)
Cash and cash equivalents, beginning of period	11,447	22,095
Cash and cash equivalents, end of period	4,282	13,179

Net cash used in operating activities

Net cash used in operating activities has been driven by marketing initiatives and the enhancement of classes and events we provide to our students as well as the impact of general and administrative expenses related to the infrastructure to support our expected growth.

For the nine months ended September 30, 2019, $7.1 million or 58% of our net loss of $12.3 million consisted of non-cash items, including depreciation and amortization expense of $4.0 million, goodwill and asset impairment of $2.2 million, and stock-based compensation expense of $0.9 million. Net cash used in operating activities in the nine months ended September 30, 2019 also included a $2.3 million decrease in deferred revenue due to the timing of when memberships and class packages had been sold and when the corresponding revenue recognized for such sales occurred, a $1.9 million decrease in accounts payable and accrued expenses due to the timing of payments, a $0.9 million decrease in deferred rent due to early termination of certain leases, a $0.3 million decrease in accrued compensation, a $0.5 million decrease in prepaid expenses and other assets primarily due to the timing of rent payments, a $0.4 million decrease in inventories due to the closing of studios.

For the nine months ended September 30, 2018, $19.9 million or 81% of our net loss of $24.5 million consisted of non-cash items, including depreciation and amortization expense of $6.5 million, goodwill and asset impairment of $12.1 million, and stock-based compensation expense of $1.3 million. Net cash used in operating activities in the nine months ended September 30, 2018 also included a $1.2 million decrease in deferred revenue due to a shift in sales towards memberships from class packages, a $0.7 million decrease in accrued compensation, a $0.2 million decrease in accounts payable and accrued expenses and due to the timing of payments, and a $0.3 million decrease in prepaid expenses and other current assets primarily due to the timing of rent payments.

Net cash used in investing activities

For the nine months ended September 30, 2019, our net cash used in investing activities was primarily due to the purchases of property and equipment for $2.4 million.

For the nine months ended September 30, 2018, our net cash used in investing activities was primarily due to the purchases of property and equipment for $1.1 million, acquisition of five studios amounting to $0.7 million and subsequent acquisition-related payments of $0.6 million.

Net cash used in financing activities

For the nine months ended September 30, 2019, our net cash provided by financing activities was from the issuance of $5.0 million related party convertibles notes.

For the nine months ended September 30, 2018, our net cash used in financing activities was for repurchases of vested RSUs to satisfy tax withholding obligations of $0.1 million.

Off-Balance Sheet Arrangements

As of September 30, 2019, our Company did not have any off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, we are not required to provide information required by this Item.

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures

Our management, with the participation of the Company’s Chief Executive Officer and Principal Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this quarterly report on Form 10-Q.

There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their control objectives.

Based on that evaluation, the Company’s Chief Executive Officer and Principal Financial Officer concluded that as of September 30, 2019, our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by our Company in the reports it files or submits with the SEC is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and is accumulated and communicated to our management, including the principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Four substantially similar putative class action complaints were filed in the Superior Court of the State of California, County of Los Angeles, captioned Salazar v. YogaWorks, Inc., et al. (filed November 26, 2018); Johnson v. YogaWorks, Inc., et al. (filed December 19, 2018); Lowinger v. YogaWorks, Inc. et al. (filed December 21, 2018); and Mirza v. YogaWorks, Inc., et al. (filed January 17, 2019). These four state court actions were consolidated into the Salazar case by the Court on April 17, 2019 and assigned to Judge Maren Nelson for all purposes. (“State Court Action”). Additionally, two putative class action complaints, substantially similar to the state court securities actions, captioned Cohen v. YogaWorks, Inc., et al. (filed December 27, 2018) and Dellinger v. YogaWorks, Inc., et al. (filed February 8, 2019) were filed in the United States District Court for the District of Central California. On March 21, 2019, the federal court actions were consolidated, and Inter-Local Pension Fund GCC/IBT’s were appointed as Lead Plaintiff (“Federal Court Action)”. The State Court Action and Federal Court Action were brought by purported stockholders of YogaWorks alleging violations of the Securities Act of 1933 for alleged misstatements and omissions in offering documents related to YogaWorks’ IPO that took place on August 11, 2017. The lawsuits name as defendants YogaWorks, certain of its current and former officers and directors, YogaWorks’ majority shareholder, and certain underwriters of YogaWorks’ IPO. On July 31, 2019, the Court conducted a case management conference in the State Court Action in which it denied each of the plaintiffs’ dueling motions to appoint lead counsel, and ordered that plaintiffs’ counsels work together. A consolidated complaint was filed by those plaintiffs on August 21, 2019. The defendants are currently not obligated to respond to the operative complaint in the State Securities Class Action pursuant to a stipulated order issued on August 27, 2019 by Judge Maren Nelson. Under the ordered stipulation, the State Securities Class Action is stayed until the earlier of the following: (i) the Federal Securities Class Action is dismissed with prejudice as to each defendant, or (ii) the federal court, upon resolving the pending motions to dismiss, finds that the complaint in the Federal Securities Class Action states a claim. In the Federal Court Action, Lead Plaintiff filed an Amended Consolidated Complaint on May 21, 2019 and Defendants filed motions to dismiss on July 23, 2019. Plaintiffs’ opposition to the motions to dismiss was filed on September 24, 2019; Defendants filed replies in support of their motion(s) to dismiss on November 12, 2019; and the hearing on Defendants’ motion(s) to dismiss is set for December 9, 2019 at 1:30 p.m. The outcomes of the legal proceedings are inherently unpredictable, subject to significant uncertainties, and could be material to YogaWorks’ financial condition, results of operations, and cash flows for a particular period. YogaWorks intends to vigorously defend the claims asserted against it.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Description

10.1	Note Purchase Agreement dated September 26, 2019 (including form of convertible promissory note).

10.1.A	Form of convertible promissory note.

31.1*	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to the 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

**101.INS	XBRL Instance Document

**101.SCH	XBRL Taxonomy Extension Schema Document
**101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

**101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

**101.LAB	XBRL Taxonomy Extension Label Linkbase Document

**101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**	Submitted electronically with this Report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

YogaWorks, Inc.

Date: November 14, 2019	By:	/s/ Brian T. Cooper
Brian T. Cooper
Chief Executive Officer and Principal Financial Officer